Form 10QSB
period 1999-09-30
HERITAGE PRODUCTIONS INC
filed 2000-02-10
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended Septemberv 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _______________ to _______________

     Commission File Number: 000-28277


                           HERITAGE PRODUCTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          LOUISIANA                                       72-1358730
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


759 Cedar Field Court, Town & Country, MO                   63017
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: 314-991-1192
                                               ------------

                                      N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 11, 2000, the issuer had outstanding 2,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                    ASSETS

                                             September 30,          December 31,
                                                1999                   1998
                                              --------               --------
Current Assets
  Cash                                        $     --               $     --
                                              --------               --------
Other Assets
  Deferred tax asset, net of
   valuation allowance (Note 4)               $     --               $     --
                                              --------               --------

                                              $     --               $     --
                                              --------               --------

Total Assets                                  $     --               $     --
                                              ========               ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Stockholders' Equity/Deficit

Common stock, no par value authorized
 5,000,000 shares, issued and outstanding
 2,425,000 shares at September 30, 1999,
 and December 31, 1998                        $ 14,675               $ 14,675

Additional paid-in-capital                          --                     --

Deficit acccumulated during the
  development stage                           $(14,675)              $(14,675)
                                              --------               --------

Total Liabilities & Stockholder Equity        $     --               $     --
                                              ========               ========

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                INCOME STATEMENT


                                             September 30,          December 31,
                                                1999                   1998
                                              --------               --------

Net Sales                                    $       --             $       --
                                             ----------             ----------

Cost of Goods Sold                           $       --             $       --
                                             ----------             ----------

     Gross Profit                            $       --             $       --
                                             ----------             ----------
Cost and expenses
  Professional Services                      $       --             $       --
                                             ----------             ----------

Net (loss) before income taxes               $       --             $       --
                                             ----------             ----------

Income taxes (Note 4)                        $       --             $       --
                                             ----------             ----------

     Net (loss)                              $       --             $       --
                                             ==========             ==========
Net income (loss) per common share
  Continuing operations                      $       --             $       --
                                             ----------             ----------
  Weighted average
   shares outstanding                         2,214,855              2,214,855
                                             ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                             September 30,          December 31,
                                                1999                   1998
                                              --------               --------
Cash Flows from/(for) Operating Activities:
 Continuing operations
   Net income (loss)                          $    --                 $    --
                                              -------                 -------
 Noncash items incuded in net income (loss)
  Stock issued for professional services
   rendered                                        --                      --

Changes in Assets & Liabilities:
 Increase in defered tax asset                $    --                 $    --
 Increase in valuation allowance              $    --                 $    --
                                              -------                 -------

     Net Adjustments                          $    --                 $    --
                                              -------                 -------
     Cash Used by Operating
      Activities                              $    --                 $    --
                                              -------                 -------
Cash Flows From Financing Activities:
 Stock issued for cash                        $    --                 $    --
                                              -------                 -------
     Cash Provided by Financing
      Activities                              $    --                 $    --
                                              -------                 -------

Net change in cash                            $    --                 $    --
                                              -------                 -------

Cash at beginning of period                   $    --                 $    --
                                              -------                 -------
Cash at end of period                         $    --                 $    --
                                              =======                 =======
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                    $    --                 $    --
                                              =======                 =======
  Amount paid for income taxes                $    --                 $    --
                                              =======                 =======

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT


                                                          Addi-
                                  Common      Common     Tional
                                  Stock       Stock      Paid-in    Accumulated
                                  Shares      Amount     Capital      Deficit       Total
                                  ------      ------     -------     --------     --------

Balance, December 31, 1998       2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========
Issuance of shares of common
 stock during the period ended
 September 30, 1999 for cash            --         --        --            --           --

Net loss for period ended
 September 30, 1999                     --         --        --            --           --
                                 ---------    -------    ------      --------     --------

Balance, September 30, 1999      2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

     This summary of significant accounting policies of Heritage Productions, Inc. (formerly Summit Productions, Inc.) (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS ACTIVITY

     The Company, a Louisiana corporation located in St. Louis, Missouri, was incorporated on March 23, 1983, and is currently in the development stage. At the time of its incorporation, the main purposes of forming the Company were to develop, finance, and produce record albums, cassette tapes, and compact discs for domestic distribution, operate music publishing firms, and engage in the business of providing personal and business management services. However, as of the date of these financial statements, there has been no activity in the Company since its formation.

     On February 3, 1997, the Company changed its name from Summit Productions, Inc., to Heritage Productions, Inc.

NONCASH SECURITY ISSUANCE

     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange.

ACCOUNTING METHOD

     The Company's financial statements are prepared using the accrual method of accounting.

INCOME (LOSS) PER SHARE

     The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
         ACTIVITY - Continued

INCOME TAXES

     Effective January 1, 1993, Heritage Productions, Inc. adopted SFAS No. 109, "Accounting for income Taxes," which requires a liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect table income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

USE OF ESTIMATES

     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE


     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to September 30, 1999. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

                           HERITAGE PRODUCTIONS, INC.
                       FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company is a development STAGE company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through the date of these financial statements, the Company did not have any revenue or earnings. At the current time, the company has no assets or liabilities.

     If a pubic market develops for the Company's shares, certain privately-held companies or business opportunities may be interested in merging with the Company because the Company's securities would be publicly traded, thereby allowing the privately-held company to become publicly traded through the merger.

     At the current time, the Company has no agreement to acquire or participate in any specific business opportunity nor has it identified any opportunities for investigation. The Company's potential future success depends upon its management and its continuing search for a business opportunity.

NOTE 4 - INCOME TAXES

     Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they related. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

     Amounts for deferred tax assets are as follows:

                                             September 30,          December 31,
                                                1999                   1998
                                              --------               --------
Deferred tax asset, net of valuation
 allowance of $2,201 at September 30, 1999
 and December 31, 1998                         $  --                  $  --

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


NOTE 4 - INCOME TAXES - Continued


     The following temporary differences gave rise to the deferred tax asset at September 30, 1999 and December 31, 1998.

                                             September 30,          December 31,
                                                1999                   1998
                                              --------               --------
Tax benefit of net
 operating loss carryforward                  $ 2,201                 $2,201

Valuation allowance for judgement
 of realizability of net operating
 loss carryforward in future years             (2,201)                (2,201)


     Because the Company has not generated taxable income since its inception, no provision for income taxes has been made.

     In addition, the Company has not filed any income tax returns since its inception. As such, it is unclear whether expenses for services rendered in exchange for common stock could be deducted under current federal tax law.
Assuming the providers of such services included the fair value of their services in income on their personal tax returns, the Company should be able to deduct such losses. However, due to the uncertainty of this inclusion, coupled with the judgement involving the realizability of any net operating loss carryforward due to the lack of revenues by the Company; a deferred income tax valuation allowance has been recorded for the full amount of the deferred tax asset attributable to the net operating loss carryforward.

     Assuming that the Company is able to deduct as expenses the services rendered to it in exchange for common stock, the Company can carry forward $14,675 in net operating losses as fol lows:

               Year Ended
               December 31
               -----------
                  1998            $ 2,175
                  2012             12,500
                                  -------
                                  $14,675
                                  =======

     If such expenses could not be deducted, the net operating loss carryforward would be reduced by $2, 175.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

     (1) The Company's plan of operation for the next twelve (12) months will be to seek a merger or acquisition candidate.

        (i) the Company has no current operating costs or expenses as all services are being provided by the President and majority shareholder at no cost. It will not be required to raise additional money over the next twelve
(12) months.

        (ii) the Company is not engaged in any product research or development.

        (iii) the Company has no plant or equipment to sell nor will it acquire any over the next twelve (12) months unless it merges with or acquires a company with plant and equipment.

        (iv) the Company has no employees, nor will it have any over the next twelve (12) months unless it mergers with or acquires a company with employees.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 -- Financial Data Schedule

     (b) Reports on Form 8-K

         None

     In accordance with the requirements of the Exchange Act, be signed on its behalf by the undersigned, thereunto duly the registrant caused this report to authorized.

                                     HERITAGE PRODUCTIONS, INC.
                                           (Registrant)



                                     HERITAGE PRODUCTIONS, INC.
                                            (Registrant)



Date: February 9, 2000               By /s/ Hershey Moss
                                       -----------------------------------
                                       Hershey Moss, President, Chief
                                       Financial Officer and Sole Director