Form 10KSB40
period 1999-12-31
HERITAGE PRODUCTIONS INC
filed 2000-03-24
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _______________ to _______________

                         Commission File Number: 0-28277


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


                   Registrant's telephone number: 314-991-1192
                                                  ------------

                                      N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 2000 the aggregate market value of common stock held by non-affiliates of the Registrant was $____________. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock on March 21, 2000 was ______________.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The Company was incorporated in Louisiana in 1983 under the name of Summit Productions, Inc. In February, 1997 the Company changed its name to Heritage Productions, Inc. It was initially formed for the purpose of developing, producing and financing record albums, cassette tapes and compact discs for primarily country and gospel music. However, to date the Company has remained in the developmental stage and has undertaken no projects.

     In March 1998, Hershey Moss, a private investor in St. Louis, Missouri, acquired controlling interest in Heritage Productions, Inc. with the intent of finding an acquisition target or merger candidate for Heritage Production, Inc. The Company, through the date of this filing, has no active operations. No acquisition targets or merger candidates have been identified nor have any discussions relating to same been undertaken. As such, the Company:

       (i)    has no products or services at this time;

       (ii) has no channel of distribution since it sells no products or provides no services;

       (iii)  has not engaged in or publicly announced any product development;

       (iv)   is not involved in any industry at this time;

       (v)    does not utilize any raw materials;

       (vi)   has no customers;

       (vii) has entered into no agreements or contracts except for the terminated Letter of Intent described above and holds no patents, trademarks, licenses or franchises;

       (viii) is not subject to governmental regulation of its products or services since it neither produces products nor provides services;

       (ix)   has not engaged in any research and development activities

       (x)    has no environmental compliance costs; and

       (xi)   has no full or part-time employees

ITEM 2. PROPERTIES

     Since the Company has no operations, it has no plants or property either owned or leased.


ITEM 3. LEGAL PROCEEDINGS

     There are no pending or threatened legal proceedings to which the Company would be a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no publicly traded market for the common stock of the Company. As such, there are no high and low sales prices or bids.

     There are currently two million four hundred twenty-five thousand (2,425,000) shares of common stock issued and outstanding. There are no warrants or options. There are eighty-nine (89) shareholders. No dividends have been paid in the prior two (2) years. As the Company currently has no revenues, future dividend payments are not anticipated.

     Of the two million four hundred twenty-five thousand (2,425,000) issued and outstanding shares two million one hundred seventy-five thousand (2,175,000) are restricted. No shares are currently being offered publicly.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     As indicated in Part I, Item 1, the Company's plan of operation will be to seek an attractive acquisition or merger candidate in the United States. The candidate can either be a manufacturer, distributor or service provider with an attractive product or service.

       (i) Since its cash requirements are essentially nil, there are no plans to raise additional capital within the next year except if required for acquisition purposes.

       (ii)   No product research and development is or will be undertaken

       (iii)  There are no expected sales or purchases of plant and equipment

       (iv)   There are no plans to hire employees

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included herein beginning at page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      Name               Age      Position With Company       Term of Office
      ----               ---      ---------------------       --------------
     Hershey Moss        60      President/Sole Director      Until Replaced

     Hershey Moss, 60, is the President/Secretary and sole Director of the Company. He became President of the Company in 1998. Previously, from 1990 to 1994 Mr. Moss served as Chairman of the Board of Air L.A., Inc. a regional commuter airline operating out of Los Angeles, California. After leaving Air L.A., Mr. Moss was a financial consultant and pursued private investment opportunities. In 1995 he became a principal in and Director of Healthtech Products, Inc. a St. Louis, Missouri based manufacturer of hospital beds, nursing home beds and patient room furniture. When that company was sold in 1996 to Invacare Corporation, a large publicly held healthcare product manufacturer and distributor, Mr. Moss resumed private investing activities. In addition to being the President of Heritage Productions, Inc., Mr. Moss is Chairman of the Advisory Board of Allied Industrial Group, Inc. of St. Louis, Missouri a privately held manufacturing concern.

ITEM 11. EXECUTIVE COMPENSATION

                                                     Other                  Securities
 Name &                                  All Other   Annual    Restricted   Underlying
Principal                                 Compen-    Compen-     Stock       Options/      LTIP
Position       Year  Salary($)  Bonus($)  sation-   sation($)  Award(s)($)  SARs(#)($)   Payouts($)
--------       ----  ---------  --------  -------   ---------  -----------  ----------   ----------
Hershey Moss   1999    -0-        -0-      -0-       -0-          -0-          -0-         -0-
CEO

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions between the Company and any officers, Directors or five percent (5%) security holders.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 -- Financial Data Schedule

     (b) Reports on Form 8-K

         None

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)

             AUDITED FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998

                               TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

INDEPENDENT AUDITORS REPORT .........................................     F-1

FINANCIAL STATEMENTS

Balance Sheets ......................................................     F-2
Income Satement .....................................................     F-3
Statement of Cash Flows .............................................     F-4
Statements of Stockholders' Equity/Deficit ..........................     F-5
Notes to Financial Statements .......................................  F-6 - F-9

                                    A.E. BELL
                           CERTIFIED PUBUC ACCOUNTANT
                        12300 OLIVE BOULEVARD. SUITE 301
                            ST. LOUIS. MISSOURI 63141
MEMBER:                                                    PHONE: (314) 878-7100
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS         FAX: (314) 878-7214
MISSOURI SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


                           INDEPENDENT AUDITORS REPORT

To the Shareholders and Board of Directors
Heritage Productions, Inc.

     We have audited the accompanying balance sheets of Heritage Production, Inc. (a development stage Company) as of December 31, 1999, and 1998 and for the period from inception (March 23, 1983) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position, of Heritage Productions, Inc. (a development stage Company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods ended December 31, 1999, and 1998, and for the period from inception (March 23, 1983) to December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are to raise additional capital and acquire any and all types of assets, properties and businesses, which management expects will result in profitable operations for the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of these uncertainties.


/s/ A.E. Bell

St. Louis, Missouri
October 14, 1998
January 5, 1998 and
September 30, 1999
March 21, 2000

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                    ASSETS

                                             December 31,           December 31,
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
                                              ========               ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Stockholders' Equity/Deficit

Common stock, no par value authorized
 5,000,000 shares, issued and outstanding
 2,425,000 shares at December 31, 1998,
 and December 31, 1999                        $ 14,675               $ 14,675

Additional paid-in-capital                          --                     --

Deficit acccumulated during the
  development stage                           $(14,675)              $(14,675)
                                              --------               --------

Total Liabilities & Stockholder Equity        $     --               $     --
                                              ========               ========

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                INCOME STATEMENT


                                             December 31,           December 31,
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


                                             December 31,           December 31,
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

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT


                                                          Addi-
                                  Common      Common     Tional
                                  Stock       Stock      Paid-in    Accumulated
                                  Shares      Amount     Capital      Deficit       Total
                                  ------      ------     -------     --------     --------

Balance, December 31, 1998       2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========
Issuance of shares of common
 stock during the period ended
 December 31, 1999 for cash            --         --        --            --           --

Net loss for period ended
 December 31, 1999                     --         --        --            --           --
                                 ---------    -------    ------      --------     --------

Balance, December 31, 1999       2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND DECEMBER 31, 1998


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

                    DECEMBER 31, 1999 AND DECEMBER 31, 1998


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

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE


     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to December 31, 1999. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

                           HERITAGE PRODUCTIONS, INC.
                       FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND DECEMBER 31, 1998


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

     Amounts for deferred tax assets are as follows:

                                             December 31,          December 31,
                                                1999                   1998
                                              --------               --------
Deferred tax asset, net of valuation
 allowance of $2,201 at December 31, 1999
 and December 31, 1998                         $  --                  $  --

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND DECEMBER 31, 1998


NOTE 4 - INCOME TAXES - Continued


     The following temporary differences gave rise to the deferred tax asset at December 31, 1999 and December 31, 1998.

                                             December 31,          December 31,
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

     Assuming that the Company is able to deduct as expenses the services rendered to it in exchange for common stock, the Company can carry forward $14,675 in net operating losses as fol lows:

               Year Ended
               December 31
               -----------
                  1999            $ 2,175
                  2012             12,500
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

                                     HERITAGE PRODUCTIONS, INC.
                                           (Registrant)



                                     HERITAGE PRODUCTIONS, INC.
                                            (Registrant)



Date: March 21, 2000                By /s/ Hershey Moss
                                       -----------------------------------
                                       Hershey Moss, President, Chief
                                       Financial Officer and Sole Director