Form 10KSB40/A
period 1999-12-31
HERITAGE PRODUCTIONS INC
filed 2000-03-29
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 2000 the aggregate market value of common stock held by non-affiliates of the Registrant was $0. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock on March 21, 2000 was 2,425,000.

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

                                     HERITAGE PRODUCTIONS, INC.
                                           (Registrant)



                                     HERITAGE PRODUCTIONS, INC.
                                            (Registrant)



Date: March 28, 2000                By /s/ Hershey Moss
                                       -----------------------------------
                                       Hershey Moss, President, Chief
                                       Financial Officer and Sole Director