Form 10QSB
period 2000-03-31
HERITAGE PRODUCTIONS INC
filed 2000-05-15
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

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
                                 BALANCE SHEETS


                                    ASSETS

                                              March 31,            December 31,
                                                2000                   1999
                                              --------               --------
Current Assets
  Cash                                        $     --               $     --
                                              --------               --------
Other Assets
  Deferred tax asset, net of
   valuation allowance (Note 4)               $     --               $     --
                                              --------               --------

                                              $     --               $     --
                                              --------               --------

Total Assets                                  $     --               $     --
                                              ========               ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Stockholders' Equity/Deficit

Common stock, no par value authorized
 5,000,000 shares, issued and outstanding
 2,425,000 shares at March 31, 2000,
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
                                              ========               ========

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                INCOME STATEMENT


                                              March 31,            December 31,
                                                2000                   1999
                                              --------               --------

Net Sales                                    $       --             $       --
                                             ----------             ----------

Cost of Goods Sold                           $       --             $       --
                                             ----------             ----------

     Gross Profit                            $       --             $       --
                                             ----------             ----------
Cost and expenses
  Professional Services                      $       --             $       --
                                             ----------             ----------

Net (loss) before income taxes               $       --             $       --
                                             ----------             ----------

Income taxes (Note 4)                        $       --             $       --
                                             ----------             ----------

     Net (loss)                              $       --             $       --
                                             ==========             ==========
Net income (loss) per common share
  Continuing operations                      $       --             $       --
                                             ----------             ----------
  Weighted average
   shares outstanding                         2,214,855              2,214,855
                                             ==========             ==========


   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                              March 31,            December 31,
                                                2000                   1999
                                              --------               --------
Cash Flows from/(for) Operating Activities:
 Continuing operations
   Net income (loss)                          $    --                 $    --
                                              -------                 -------
 Noncash items incuded in net income (loss)
  Stock issued for professional services
   rendered                                        --                      --

Changes in Assets & Liabilities:
 Increase in defered tax asset                $    --                 $    --
 Increase in valuation allowance              $    --                 $    --
                                              -------                 -------

     Net Adjustments                          $    --                 $    --
                                              -------                 -------
     Cash Used by Operating
      Activities                              $    --                 $    --
                                              -------                 -------
Cash Flows From Financing Activities:
 Stock issued for cash                        $    --                 $    --
                                              -------                 -------
     Cash Provided by Financing
      Activities                              $    --                 $    --
                                              -------                 -------

Net change in cash                            $    --                 $    --
                                              -------                 -------

Cash at beginning of period                   $    --                 $    --
                                              -------                 -------
Cash at end of period                         $    --                 $    --
                                              =======                 =======
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                    $    --                 $    --
                                              =======                 =======
  Amount paid for income taxes                $    --                 $    --
                                              =======                 =======

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT


                                                          Addi-
                                  Common      Common     Tional
                                  Stock       Stock      Paid-in    Accumulated
                                  Shares      Amount     Capital      Deficit       Total
                                  ------      ------     -------     --------     --------

Balance, December 31, 1999       2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========
Issuance of shares of common
 stock during the period ended
 March 31, 2000 for cash            --         --        --            --           --

Net loss for period ended
 March 31, 2000                     --         --        --            --           --
                                 ---------    -------    ------      --------     --------

Balance, March 31, 2000      2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    March 31, 2000 AND DECEMBER 31, 1999


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

                    March 31, 2000 AND DECEMBER 31, 1999


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

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE


     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to March 31, 2000. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

                           HERITAGE PRODUCTIONS, INC.
                       FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    March 31, 2000 AND DECEMBER 31, 1999


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

     Amounts for deferred tax assets are as follows:

                                              March 31,            December 31,
                                                2000                   1999
                                              --------               --------
Deferred tax asset, net of valuation
 allowance of $2,201 at March 31, 2000
 and December 31, 1999                         $  --                  $  --

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                    March 31, 2000 AND DECEMBER 31, 1999


NOTE 4 - INCOME TAXES - Continued


     The following temporary differences gave rise to the deferred tax asset at March 31, 2000 and December 31, 1999.

                                              March 31,            December 31,
                                                2000                   1999
                                              --------               --------
Tax benefit of net
 operating loss carryforward                  $ 2,201                 $2,201

Valuation allowance for judgement
 of realizability of net operating
 loss carryforward in future years             (2,201)                (2,201)


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

                                     HERITAGE PRODUCTIONS, INC.
                                           (Registrant)



                                     HERITAGE PRODUCTIONS, INC.
                                            (Registrant)



Date: May 15, 2000                  By /s/ Hershey Moss
                                       -----------------------------------
                                       Hershey Moss, President, Chief
                                       Financial Officer and Sole Director