Form 10QSB
period 2000-06-30
HERITAGE PRODUCTIONS INC
filed 2000-08-14
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _______________ to _______________

     Commission File Number: 000-28277


                           HERITAGE PRODUCTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          LOUISIANA                                       72-1358730
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


759 Cedar Field Court, Town & Country, MO                   63017
- -----------------------------------------                ----------
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

                                              June 30,              December 31,
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
                                              ========               ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Stockholders' Equity/Deficit

Common stock, no par value authorized
 5,000,000 shares, issued and outstanding
 2,425,000 shares at June 30, 2000,
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


                                              June 30,             December 31,
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


                                              June 30,              December 31,
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

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT


                                                          Addi-
                                  Common      Common     Tional
                                  Stock       Stock      Paid-in    Accumulated
                                  Shares      Amount     Capital      Deficit       Total
                                  ------      ------     -------     --------     --------

Balance, December 31, 1999       2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========
Issuance of shares of common
 stock during the period ended
 June 30, 2000 for cash                 --         --        --            --           --

Net loss for period ended
 June 30, 2000                          --         --        --            --           --
                                 ---------    -------    ------      --------     --------

Balance, June 30, 2000           2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2000 AND DECEMBER 31, 1999


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

                       JUNE 30, 2000 AND DECEMBER 31, 1999


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

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE


     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to June 30, 2000. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

                           HERITAGE PRODUCTIONS, INC.
                       FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2000 AND DECEMBER 31, 1999


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

     Amounts for deferred tax assets are as follows:

                                              June 30,             December 31,
                                                2000                   1999
                                              --------               --------
Deferred tax asset, net of valuation
 allowance of $2,201 at June 30, 2000
 and December 31, 1999                         $  --                  $  --

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 4 - INCOME TAXES - Continued


     The following temporary differences gave rise to the deferred tax asset at June 30, 2000 and December 31, 1999.

                                              June 30,             December 31,
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
                                  -------
                                  $14,675
                                  =======

     If such expenses could not be deducted, the net operating loss carryforward would be reduced by $2,175.

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

                                     HERITAGE PRODUCTIONS, INC.
                                           (Registrant)



                                     HERITAGE PRODUCTIONS, INC.
                                            (Registrant)



Date: August 14, 2000                By /s/ Hershey Moss
                                       -----------------------------------
                                       Hershey Moss, President, Chief
                                       Financial Officer and Sole Director