Form 10QSB
period 2000-09-30
HERITAGE PRODUCTIONS INC
filed 2000-12-20
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to _______________

      Commission File Number: 000-28277

                           HERITAGE PRODUCTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

          LOUISIANA                                      72-1358730
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

712 Fifth Avenue, 7th Floor, New York, NY                      10019
---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (212) 582-3400
                                               --------------

                 759 Cedar Field Court, Town & Country, MO 63017
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2000, the issuer had outstanding 2,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                  ASSETS
                                                    September 30,   December 31,
                                                        2000           1999
                                                     Unaudited
                                                      --------       --------
Current Assets
  Cash                                                $     --       $     --
                                                      --------       --------
Other Assets
  Deferred tax asset, net of
   valuation allowance (Note 4)                       $     --       $     --
                                                      --------       --------

                                                      $     --       $     --
                                                      --------       --------

Total Assets                                          $     --       $     --
                                                      ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Stockholders' Equity/Deficit

Common stock, no par value authorized 20,000,000
 shares, issued and outstanding 2,425,000 shares
 at September 30, 2000, and December 31, 1999         $ 14,675       $ 14,675

Additional paid-in-capital                                  --             --

Deficit accumulated during the
  development stage                                   $(14,675)      $(14,675)
                                                      --------       --------

Total Liabilities & Stockholder Equity                $     --       $     --
                                                      ========       ========

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                INCOME STATEMENT

                                    Unaudited

                                                         Inception
                                                       March 23, 1983
                                                             to
                                        September 30,    September 30,    September 30,
                                            2000             1999             2000
                                       --------------   --------------   --------------
Net Sales                              $           --   $           --   $           --
                                       --------------   --------------   --------------

Cost of Goods Sold                     $           --   $           --               --
                                       --------------   --------------   --------------

     Gross Profit                      $           --   $           --               --

Cost and expenses
  General and administrative           $           --   $           --               --
  Depreciation                                     --               --               --
                                       --------------   --------------   --------------

Net (loss) before income taxes         $           --   $           --               --
                                       --------------   --------------   --------------

Income taxes (Note 4)                  $           --   $           --               --
                                       --------------   --------------   --------------

     Net (loss)                        $           --   $           --   $           --
                                       ==============   ==============   ==============
Net income (loss) per common share
  Continuing operations                $           --   $           --
                                       --------------   --------------
  Weighted average
   shares outstanding                       2,425,000        2,425,000
                                       ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                    Unaudited

                                                             Inception
                                                           March 23, 1983
                                                                  to
                                            September 30,    September 30,   September 30,
                                                2000             1999             2000
                                              --------         --------         --------
Cash Flows from/(for) Operating Activities:
 Continuing operations
   Net income (loss)                          $     --         $     --         $(14,675)
   Depreciation                                     --               --               --
   Non cash issuance of shares of common
    stock for professional services              2,175

     Net Adjustments                          $     --         $     --               --
                                              --------         --------         --------
     Cash Used by Operating
      Activities                              $     --         $     --          (12,500)

Cash Flows From Financing Activities:
 Stock issued for cash                        $     --         $     --           12,500
                                              --------         --------         --------
     Cash Provided by Financing
      Activities                              $     --         $     --           12,500

Net change in cash                            $     --         $     --               --

Cash at beginning of period                   $     --         $     --               --
                                              --------         --------         --------
Cash at end of period                         $     --         $     --         $     --
                                              ========         ========         ========
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                    $     --         $     --         $     --
  Amount paid for income taxes                $     --         $     --         $     --
                                              ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIT


                                  Common      Common   Additional-
                                  Stock       Stock      Paid-in    Accumulated
                                  Shares      Amount     Capital      Deficit       Total
                                  ------      ------     -------     --------     --------

Balance, December 31, 1999       2,425,000    $14,675    $   --      $(14,675)    $     --


Unaudited
Net loss for period ended
September 30, 2000                  --         --        --            --           --
                                 ---------    -------    ------      --------     --------

Balance, June 30, 2000           2,425,000    $14,675    $   --      $(14,675)    $     --
                                 =========    =======    ======      ========     ========

   The accompanying notes are an integral part of these financial statements.

                           HERITAGE PRODUCTIONS, INC.
                       (FORMERLY SUMMIT PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 AND 1999

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Heritage Productions, Inc.(the "Company") for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

NOTE B--EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant.

NOTE C - COMPREHENSIVE INCOME

      Under U.S. GAAP, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No.130, which requires the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) for period presented. As of September 30, 2000, the Company does not have any other comprehensive income (loss) items that are required for disclosure under U.S. GAAP and total comprehensive income (loss) is equal to net loss for the period from January 1, 2000 to September 30, 2000.

NOTE D - DEVELOPMENT STAGE COMPANY

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

      In July, 2000, the Company formed a subsidiary H.P. Acquisitions, Inc. for the purpose of doing an acquisition. The Company has issued 12,000,000 shares of common stock in contemplation of completing an acquisition.

      As of September 30, 2000, an acquisition had not been completed.

NOTE E - INCOME TAXES

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

      Amounts for deferred tax assets are as follows:

                                            September 30,          September 31,
                                                2000                   1999
                                              --------               --------
Deferred tax asset, net of valuation
 allowance of $2,201 at September 30, 2000
 and September 30, 1999                         $  --                  $  --

      The following temporary differences gave rise to the deferred tax asset at September 30, 2000 and 1999.

                                            September 30,          September 31,
                                                2000                   1999
                                              --------               --------
Tax benefit of net
 operating loss carryforward                  $ 2,201                 $2,201

Valuation allowance for judgement
 of realizability of net operating
 loss carryforward in future years             (2,201)                (2,201)

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

      Assuming that the Company is able to deduct as expenses the services rendered to it in exchange for common stock, the Company can carry forward $14,675 in net operating losses as follows:

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

NOTE F - AMENDEMENT TO THE CERTIFICATE OF INCORPORATION

      The Company has amended its certificate of incorporation to change the number of authorized shares of common stock to 20,000,000; no par value each share.

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

      (a) Exhibits

      1. Amended Articles, filed July 12, 2000

            27 -- Financial Data Schedule

      (b) Reports on Form 8-K

            None

      In accordance with the requirements of the Exchange Act, be signed on its behalf by the undersigned, thereunto duly the registrant caused this report to authorized.

                                     HERITAGE PRODUCTIONS, INC.
                                           (Registrant)


                                     HERITAGE PRODUCTIONS, INC.
                                            (Registrant)


Date: December 18, 2000             By /s/ Howard Blum
                                       -----------------------------------
                                       Howard Blum, President, Chief
                                       Financial Officer and Sole Director