Form 10KSB
period 2000-12-31
HERITAGE PRODUCTIONS INC
filed 2001-04-17
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________

            Commission file number 000-28277
                                   ---------------------------------------------

                           Heritage Productions, Inc.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Louisiana                                            72-1358730
---------------------------------                            -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

712 Fifth Avenue, 7th Floor, New York, New York                     10019
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (212) 582-3400
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Act: None
                                                      --------------------------

Securities registered under Section 12(g) of the Act:
                                         Common Stock, par value $.001 per share
                                         ---------------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $0

      As of April 16, 2001, there were 14,425,000 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 2,425,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $485,000 based on an assumed market value per share of $.20 based on the most recent sale price per share of the registrant's common stock on April 9, 2001.

Transitional Small Business Disclosure Format (check one):
Yes |_|; No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
-----------------------                                                     ----

      Special Note Regarding Forward-Looking Statements.................... 5

PART I

   1.  Description of Business............................................. 5

   2.  Description of Property............................................. 6

   3.  Legal Proceedings................................................... 7

   4.  Submission of Matters to a Vote of Security Holders................. 7

PART II

   5.  Market for Common Equity and Related Stockholder Matters............7

   6.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations...............................................7

   7.  Financial Statements................................................10

   8.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure................................................10

PART III

   9.  Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act...................11

   10.  Executive Compensation.............................................11

   11.  Security Ownership of Certain Beneficial Owners and Management.....12

   12.  Certain Relationships and Related Transactions.....................13

   13.  Exhibits and Reports on Form 8-K...................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                         PART I DESCRIPTION OF BUSINESS

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

      In March 1998, Hershey Moss, a private investor in St. Louis, Missouri, acquired a controlling interest in the Company with the intent of finding an acquisition target or merger candidate for the Company. In July 2000 Mr. Moss and the Company entered into an agreement (the "Option Agreement") with a group of investors consisting of Ocean Strategic Holdings Limited, Global Strategic Holdings Limited, GEM Singapore Limited, GEM Global Yield Fund Limited and Howard Blum (the "GEM Group") granting an option to the GEM Group to purchase an aggregate of 2,048,000 shares of the Company's common stock from Mr. Moss.

      In October 2000, the GEM Group purchased an aggregate of 2,048,000 shares of the Company's common stock from Mr. Moss pursuant to the Option Agreement. The GEM Group acquired this interest in the Company with the intent of finding an acquisition target or merger candidate for the Company.

      In connection with the agreement with the GEM Group, the Company formed a wholly-owned subsidiary, HP Acquisitions, Inc. and issued 12,000,000 shares to HP Acquisitions, Inc. in anticipation of a possible acquisition of a potential target identified by the GEM Group. No such acquisition was ever undertaken.

      The Company, through the date of this filing, has no active operations. As such, the Company:

      (i)    has no products or services at this time;

      (ii) has no channel of distribution since it sells no products or provides no services;

      (iii)  has not engaged in or publicly announced any product development;

      (iv)   is not involved in any industry at this time;

      (v)    does not utilize any raw materials;

      (vi)   has no customers;

      (vii) has entered into no agreements or contracts except for the Option Agreement described above and holds no patents, trademarks, licenses or franchises;

      (viii) is not subject to governmental regulation of its products or services since it neither produces products nor provides services;

      (ix)   has not engaged in any research and development activities;

      (x)    has no environmental compliance costs; and

      (xi)   has no full or part-time employees.

                         ITEM 2. DESCRIPTION OF PROPERTY

      We have no properties and at this time have no agreements to acquire any properties. We operate from our offices at 712 Fifth Avenue, 7th Floor, New York, NY 10019. Space is provided to the Company on a rent free basis by GEM Advisors, Inc., an affiliate of the GEM Group, and it is anticipated that this arrangement will remain until such time as we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

                            ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Our shares are listed under the symbol "HPRD".

      The last reported bid and ask prices of our common stock by the OTC Bulletin Board were $0.20 and $0.45, respectively, on April 9, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

      There are currently 14,425,000 shares of common stock issued and outstanding, including 12,000,000 shares issued to a wholly-owned subsidiary of the Company in anticipation of a potential acquisition. There are no warrants or options. There are approximately 95 shareholders of record. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As anticipated in Part I, Item 1, the Company's plan of operation will be to seek an attractive acquisition or merger candidate in the United States, preferably in an arts related area.

      (i) Since the Company's cash requirements are essentially nil, there are no plans to raise additional capital within the next year except if required for acquisition purposes.

      (ii)  No product research and development is or will be undertaken.

      (iii) There are no expected sales or purchases of plant and equipment.

      (iv)  There are no plans to hire employees.

Risk Factors

Our business is subject to numerous risk factors, including the following:

      No Revenue and Minimal Assets. We have no operations or revenues. We essentially have no assets or financial resources. In addition, we will continue to incur operating expenses without corresponding revenues until we acquire a business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a combination. As a result, we may continue to incur net operating losses that will increase continuously.

      Speculative Nature of Our Operations. The success of our current plan of operation will depend to a great extent on the operations, financial condition and management of a business opportunity that we may identify. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

      Scarcity of and Competition for Business Opportunities and Combinations. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

      No Agreement for Business Combination or Other Transaction. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance management will be able to negotiate a business combination on terms favorable to us.

      No Standards for Business Combination. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having:

      o     no significant operating history;

      o     losses;

      o     limited or no potential for earnings;

      o     limited assets;

      o     negative net worth; or

      o other characteristics that are indicative of development stage companies.

      Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Securities Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude us from consummating an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Securities Exchange Act are applicable.

      Probable Change in Control and Management. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require our management and/or affiliates to sell or transfer all or a portion of our common stock held by them and/or to resign as officers or directors. The resulting change in control of the Company could result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

      Reduction of Percentage Share Ownership Following a Business Combination. If we engage in a business combination with a private entity, in all likelihood, such a combination would result in the Company's issuing securities to the owners of such private entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of the Company.

      Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

                          ITEM 7. FINANCIAL STATEMENTS

      The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In January, 2001, we appointed the accounting firm of Rogoff & Company, P.C., of New York, New York, as principal independent accountants for fiscal year ended December 31, 2000 to replace A. E. Bell, Certified Public Accountant, who died.

      During the two most recent fiscal years and interim period subsequent through the appointment of Rogoff & Company, P.C., there were no disagreements with A.E. Bell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

      A.E. Bell's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

      The table below shows certain information about each of our officers and directors.

Name                            Age       Position
----                            ---       --------
Howard Blum                     40        Sole Director and President, Treasurer
                                          and Secretary

      The sole Director and Executive Officer of the Company is as follows. Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.

      Howard Blum, Sole Director, President, Director and Secretary

      Mr. Blum, 40, has held the offices of President, Treasurer and Secretary and has been sole Director of the Company since December 11, 2000. Mr. Blum has been a Vice President of GEM Advisors, Inc. since 1998. Prior to that, from 1996 through 1998, he was with Bluestone Capital. Mr. Blum graduated with a BA in Economics from New York University.

      Compliance with Section 16(a) of the Exchange Act.

      To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2000.

                         ITEM 10. EXECUTIVE COMPENSATION

      Executive Compensation

      The following table shows compensation earned during the fiscal years ended December 31, 2000 and 1999 by our executive officers.

                           Summary Compensation Table

                                                                                          Long Term Compensation
                                            Annual Compensation                        Awards                 Payouts

                                                                              Restricted   Securities               All Other
                                                              Other Annual      Stock      Underlying     LTIP       Compen-
Name &                                             Bonus      Compensation      Awards      Options/     Payouts     sation
Principal Position          Year      Salary ($)    ($)           ($)            ($)        SARs (#)       ($)         ($)
Howard Blum, President,     2000            -0-     -0-           -0-            -0-          -0-          -0-         -0-
Treasurer and Secretary

Hershey Moss, CEO           1999            -0-     -0-           -0-            -0-          -0-          -0-         -0-

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

      Security Ownership of Certain Beneficial Owners

      The following information relates to those persons known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Company (other than shares issued to HP Acquisitions, Inc., a wholly-owned subsidiary of the Company) outstanding as of April 16, 2001.

                           Name and                            Amount and
Title of                   Address of                          Nature of                   Percentage
Class                      Beneficial Owner                    Beneficial Ownership        of Class*
-----------------------------------------------------------------------------------------------------
Common Stock, par          GEM Global Yield Fund Limited       499,500 shares              20.1%
value $.001 per share      c/o 38 Hertford St.
                           London, England W1Y 7TG   Direct

Common Stock, par          GEM Singapore Limited               499,500 shares              20.1%
value $.001 per share      c/o 38 Hertford St.                 Direct
                           London, England W17 7TG

Common Stock, par          Global Strategic Holdings Limited   499,500 shares              20.1%
value $.001 per share      11 Bath St.
                           St. Helier, Jersey JE4 0YZ          Direct

Common Stock, par          Ocean Strategic Holdings Limited    499,500 shares              20.1%
value $.001 per share      11 Bath St.
                           St. Helier, Jersey JE4 0YZ          Direct

* Based on 2,425,000 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly-owned subsidiary of the Company.

      Security Ownership of Management

      The number of shares of Common Stock of the Company owned by the Directors and Executive Officers of the Company as of April 16, 2001 is as follows:

                           Name and                              Amount and
Title of                   Address of                            Nature of               Percentage
Class                      Beneficial Owner                      Beneficial Ownership    of Class*
---------------------------------------------------------------------------------------------------
Common Stock, par          Howard Blum                           50,000 shares           2.1%
value $.001 per share      712 Fifth Avenue, 7th Floor
                           New York, NY 10019                    Direct

Common Stock, par          All Officer and Directors as
value $.001 per share      a Group (1 person)                    50,000 shares           2.1%

* Based on 2,425,000 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly-owned subsidiary of the Company.

      We have not contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial shareholders of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There have been no transactions between the Company and any officers, directors or five percent security holders.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report.

1.    Financial Statements Page

      Report of Rogoff & Company, P.C., Independent Certified Public
      Accountant                                                             F-1

      Balance Sheets as of December 31, 2000                                 F-2

      Income Statements for the years ended
      December 31, 2000, and 1999                                            F-3

      Statements of Cash Flows for the years ended
      December 31, 2000 and 1999                                             F-4

      Statement of Stockholders' Equity for the years ended
      December 31, 2000 and 1999                                             F-5

      Notes to Financial Statements                                          F-6

2.    Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    Exhibits

      (a)   The following exhibits are included as part of this report:

Exhibit
Number                     Title of Document

 3.1*         Certificate of Incorporation of Registrant

 3.2*         By-laws of Registrant

 21           List of Subsidiaries of the Registrant

----------

      * Incorporated by reference to the registration statement on Form 10-SB filed November 24, 1999.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                             HERITAGE PRODUCTIONS, INC.


Dated: April 16, 2001                   By: /s/ Howard Blum
                                            ------------------------------------
                                                       Howard Blum
                                                       President and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of April, 2001.


                                                By: /s/ Howard Blum
                                                    ----------------------------
                                                        Howard Blum
                                                        Director, President
                                                        (Principal Executive
                                                        Officer) and Treasurer
                                                        (Principal Financial
                                                        Officer)

Exhibit Index:

Exhibit
Number                     Title of Document

 3.1*         Certificate of Incorporation of Registrant

 3.2*         By-laws of Registrant

 21           List of Subsidiaries of the Registrant

----------

      * Incorporated by reference to the registration statement on Form 10-SB filed June 23, 1999.

                     [Letterhead of Rogoff & Company, P.C.]

                          Independent Auditors' Report

The Board of Directors and Stockholders
Heritage Productions, Inc.:

Gentlemen:

We have audited the accompanying balance sheet of Heritage Productions, Inc. as of December 31, 2000, and the related income statement, statement of cash flows and of stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Heritage Productions, Inc. as of December 31, 1999 were audited by other auditors who have ceased operations and whose report dated March 21, 2000 expressed an unqualified opinion on those statements. The income statement and the statement of cash flows for the period from March 23, 1983 (the date of inception) to December 31, 1999, were audited by the other auditors, and we express no opinion on those statements for periods prior to 2000.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Heritage Productions, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operations and has incurred losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ROGOFF & COMPANY, P.C.

Rogoff & Company, P.C.
New York, New York
March 29, 2001

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                           2000           1999
                                                           ----           ----
Current Assets
  Cash                                                   $     --      $     --
                                                         --------      --------

Other Assets
  Deferred tax asset, net of valuation
    allowance (Note 4)                                         --            --
                                                         --------      --------

Total Assets                                             $     --      $     --
                                                         ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)

Common stock, no par value authorized
  20,000,000 shares, 2,425,000
  shares issued at December 31,
  2000, and December 31, 1999                            $ 14,675      $ 14,675

Additional paid-in-capital                                     --            --

Treasury stock, 12,000,000 shares at
 December 31, 2000                                             --            --

Deficit accumulated during the
  development stage                                       (14,675)      (14,675)
                                                         --------      --------

Total Liabilities and Stockholders' Equity               $     --      $     --
                                                         ========      ========

              The accompanying notes are an integral part of these
                              Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                                INCOME STATEMENTS

                                                Year ended           Date of
                                                December 31,       Inception to
                                          --------------------     December 31,
                                          2000            1999         2000
                                          ----            ----         ----

Net Sales                              $       --     $       --   $        --

Cost of Goods Sold                             --             --            --
                                       ----------     ----------   -----------

Gross Profit                                   --             --            --
                                       ----------     ----------   -----------

Expenses
  Professional services                        --             --        14,675
                                       ----------     ----------   -----------

Net (loss) before income taxes                 --             --       (14,675)

Income Taxes (Note 4)                          --             --            --
                                       ----------     ----------   -----------

Net (loss)                             $       --     $       --   $   (14,675)
                                       ==========     ==========   ===========

Net income (loss) per common share
  Continuing operations                        --             --   $     (0.01)
                                       ----------     ----------   ===========

  Weighted average shares outstanding   2,425,000      2,425,000     2,175,540
                                       ==========     ==========   ===========

              The accompanying notes are an integral part of these
                              Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                     Year ended       Date of
                                                    December 31,   Inception to
                                                  --------------    December 31,
                                                   2000     1999       2000
                                                   ----     ----       ----
Cash Flows From Operating Activities:
  Continuing operations
    Net income                                     $ --     $ --     $(14,675)
                                                   ----     ----     --------

Noncash items included in net income (loss)
  Stock issued for professional services
    rendered                                         --       --        2,175

Changes in Assets and Liabilities:
  Increase in deferred tax asset                     --       --       (1,875)
  Increase in valuation allowance                    --       --       (1,875)
                                                   ----     ----     --------

    Net adjustments                                  --       --        2,175
                                                   ----     ----     --------

Cash Used by Operating Activities                    --       --      (12,500)
                                                   ----     ----     --------

Cash Flows From Financing Activities:
  Stock issued for cash                              --       --       12,500
                                                   ----     ----     --------

Cash Provided by Financing Activities                --       --       12,500
                                                   ----     ----     --------

Net change in cash                                   --       --           --

Cash at beginning of period                          --       --           --
                                                   ----     ----     --------

Cash at end of period                              $ --     $ --     $     --
                                                   ====     ====     ========

SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                         $ --     $ --     $     --
                                                   ====     ====     ========

  Amount paid for income taxes                     $ --     $ --     $     --
                                                   ====     ====     ========

              The accompanying notes are an integral part of these
                              Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                Addi-
                                      Common         Common     tional      Accumu-
                                      Stock          Stock     Paid-In      lated
                                      Shares         Amount    Capital      Deficit         Total
                                      ------         ------    -------      -------         -----
Issuance of shares of common
stock during fiscal year 1983,
for professional services
rendered                             2,175,000      $ 2,175          --     $     --      $  2,175

Net loss for fiscal 1983                    --           --          --       (2,175)       (2,175)
                                   -----------      -------     -------     --------      --------

Balance, December 31, 1983           2,175,000        2,175          --       (2,175)           --

There were no transactions
from January 1, 1984 to
December 31, 1996

Issuance of common stock for
cash during fiscal year 1997           250,000       12,500          --           --        12,500

Net loss for fiscal 1997                    --           --          --      (12,500)      (12,500)
                                   -----------      -------     -------     --------      --------

Balance, December 31, 1997           2,425,000      $14,675     $    --     $(14,675)           --

There were no transactions
from January 1, 1998 to
December 31, 1999

Issuance of shares in
exchange for 100% of shares
of H.P. Acquisitions, Inc.
July 5, 2000                        12,000,000           --          --           --            --

Stock of wholly owned
subsidiary treated as
treasury stock                     (12,000,000)          --          --           --            --

Net loss for period ended
  December 31, 2000                         --           --          --           --            --
                                   -----------      -------     -------     --------      --------

Balance, December 31, 2000           2,425,000      $14,675     $    --     $(14,675)     $     --
                                   ===========      =======     =======     ========      ========

              The accompanying Notes are an integral part of these
                              Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

This summary of significant accounting policies of Heritage Productions, Inc. and Subsidiary (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS ACTIVITY

The Company, a Louisiana corporation located in New York City, New York, was incorporated on March 23, 1983, and is currently in the development stage. At the time of its incorporation, the main purposes of forming the Company were to develop, finance, and produce record albums, cassette tapes, and compact discs for domestic distribution, operate music publishing firms, and engage in the business of providing personal and business management services. However, as of the date of these financial statements, there has been no activity in the Company since its formation. The Company's financial statement is consolidated with that of its wholly owned subsidiary, H.P. Acquisitions, Inc. ("Acquisitions")

On February 3, 1997, the Company changed its name from Summit Productions, Inc., to Heritage Productions, Inc.

On July 5, 2000, the Company issued 12,000,000 shares of stock to Acquisitions in exchange for 100% of the stock of Acquisitions, making it a wholly owned subsidiary as of that date. Acquisitions has no assets or liabilities other than the stock of the Company, and has conducted no business activity since its incorporation.

NONCASH SECURITY ISSUANCE

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange.

                    HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY - continued

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

TREASURY STOCK

The Company accounts for stock issued to its wholly owned subsidiary, H.P. Acquisitions, Inc. as treasury stock.

INCOME (LOSS) PER SHARE

The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

STATEMENT OF CASH FLOWS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

INCOME TAXES

Effective January 1, 1993, Heritage Productions, Inc. adopted SFAS No. 109, "Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY - continued

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect (1)the reported amounts of assets and liabilities, (2)disclosure of contingent assets and liabilities at the date of the financial statements, and
(3)reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to December 31, 2000. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through the date of these financial statements, the Company did not have any revenue or earnings. At the current time, the Company has no assets or liabilities.

                    HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 3 - DEVELOPMENT STAGE COMPANY - continued

If a public market develops for the Company's shares, certain privately-held companies or business opportunities may be interested in merging with the Company because the Company's securities would be publicly traded, thereby allowing the privately-held company to become publicly traded through the merger.

At the current time, the Company has no agreement to acquire or participate in any specific business opportunity nor has it identified any opportunities for investigation. The Company's potential future success depends upon its management and its continuing search for a business opportunity.

NOTE 4 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in difference periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they related. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

Amounts for deferred tax assets are as follows:

                                        December 31,
                                     2000        1999
                                     ----        ----
Deferred tax asset, net of
 valuation allowance of $1,875
 and $2,201 at December 31,
 2000 and 1999                     $    --     $    --
                                   =======     =======

The following temporary difference gave rise to the deferred tax asset at December 31, 2000 and 1999:

                    HERITAGE PRODUCTIONS, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 4 - INCOME TAXES - continued

                                           December 31,
                                        2000         1999
                                        ----         ----
Tax benefit of net operating
  loss carryforward                   $ 1,875      $ 2,201

Valuation on allowance for
  judgment of realizability of
  net operating loss carryforward
  in future years                      (1,875)      (2,201)

$2,175 of net operating loss carryforwards expired in 2000 and the related deferred tax asset of $326, net of an equal amount of valuation allowance, were eliminated. Because the Company has not generated taxable income since its inception, no provision for income taxes has been made.

In addition, the Company has not filed any income tax returns since its inception. As such, it is unclear whether expenses for services rendered in exchange for common stock could be deducted under current federal tax law. Assuming the providers of such services included the fair value of their services in income on their personal tax returns, the Company should be able to deduct such losses. However, due to the uncertainty of this inclusion, coupled with the judgment involving the realizability of any net operating loss carryforward due to the lack of revenues by the Company, a deferred income tax valuation allowance has been recorded for the full amount of the deferred tax asset attributable to the net operating loss carryforward.

Assuming that the Company is able to deduct as expenses the services rendered to it in exchange for common stock, the Company can carry forward $12,500 in net operating losses. These losses expire in 2012. If such losses could not be deducted, the net operating loss carryforward would be reduced by $1,875.