Form 10QSB
period 2001-03-31
HERITAGE PRODUCTIONS INC
filed 2001-05-15
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number [000-28277]

                           HERITAGE PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

          Louisiana                                                   72-1358730
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

712 Fifth Avenue, 7th Floor, New York, NY                                 10019
-----------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)

                                 (212) 582-3400
                                 --------------
              (Registrant's telephone number, including area code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2001, the issuer had outstanding 14,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                           HERITAGE PRODUCTIONS, INC.
                                 MARCH 31, 2001
                         QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

        Special Note Regarding Forward Looking Information .................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................4
Item 2. Management's Plan of Operation ....................................14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................14
Item 2. Changes in Securities and Use of Proceeds..........................14
Item 3. Defaults Upon Senior Securities....................................14
Item 4. Submission of Matters to a Vote of Security Holders................14
Item 5. Other Information..................................................14
Item 6. Exhibits and Reports on Form 8-K...................................15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                Page
                                                                            ----

        Report of Reviewing Independent Accountant.............................5
        Balance Sheet as of March 31. 2001 ....................................6
        Income Statements .....................................................7
        Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000 .........................................8
        Statements of Stockholder Equity.......................................9
        Notes to Financial Statements.........................................10

                     [Letterhead of Rogoff & Company, P.C.]

                           Accountants' Review Report

The Board of Directors and Stockholders
Heritage Productions, Inc.
712 Fifth Avenue, 7th Floor
New York, NY 10016

      We have reviewed the accompanying balance sheet of Heritage Productions, Inc. as of March 31, 2001, and the related income statement, statement of cash flows and of stockholders' equity for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Heritage Productions, Inc.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

      Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedule of other operating expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto. The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 29, 2001, but we have not performed any auditing procedures since that date.


                                        /s/ Rogoff & Company, P.C.

May 14, 2001
New York, New York

                                  BALANCE SHEET

ASSETS

                                                                    March 31,   December 31,
                                                                      2001         2000
                                                                      ----         ----
                                                                  (unaudited)
Current Assets
  Cash                                                              $     --      $     --
                                                                    ========      ========

Other Assets
  Deferred tax asset, net of valuation
    allowance (Note 4)                                                    --            --
                                                                    ========      ========

Total Assets                                                        $     --      $     --
                                                                    ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)

Common stock, no par value authorized
  20,000,000 shares, 2,425,000
  shares issued at March 31,
  2001, and December 31, 2000                                       $ 14,675      $ 14,675

Additional paid-in-capital                                                --            --

Treasury stock, 12,000,000 shares at
 March 31, 2001 and December 31, 2000                                     --            --

Deficit accumulated during the
  development stage                                                  (14,675)      (14,675)
                                                                    --------      --------

Total Liabilities and Stockholders' Equity                          $     --      $     --
                                                                    ========      ========

              The accompanying notes are an integral part of these
                              Financial Statements.

                                INCOME STATEMENT
                                   (UNAUDITED)

                                                     Three                 Date of
                                                 Months ended           Inception to
                                                   March 31,              March 31,
                                                   ---------
                                             2001            2000            2001
                                             ----            ----            ----
Net Sales                                 $       --     $       --     $        --

Cost of Goods Sold                                --             --              --
                                          ----------     ----------     -----------

Gross Profit                                      --             --              --
                                          ----------     ----------     -----------

Expenses
  Professional services                           --             --          14,675
                                          ----------     ----------     -----------

Net (loss) before income taxes                    --             --         (14,675)

Income Taxes (Note 4)                             --             --              --
                                          ----------     ----------     -----------

Net (loss)                                $       --     $       --     $   (14,675)
                                          ==========     ==========     ===========

Net income (loss) per common share
  Continuing operations                           --             --     $     (0.01)
                                          ----------     ----------     ===========

  Weighted average shares outstanding      2,425,000      2,425,000       2,175,540
                                          ==========     ==========     ===========

              The accompanying notes are an integral part of these
                              Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three            Date of
                                                  Months ended      Inception to
                                                    March 31,         March 31,
                                                    ---------
                                                 2001        2000       2001
                                                 ----        ----       ----
Cash Flows From Operating Activities:
  Continuing operations
    Net income                                 $    --     $    --    $(14,675)
                                               -------     -------    --------

Noncash items included in net income (loss)
  Stock issued for professional services
    rendered                                        --          --       2,175

Changes in Assets and Liabilities:
  Increase in deferred tax asset                    --          --      (1,875)
  Increase in valuation allowance                   --          --      (1,875)
                                               -------     -------    --------

    Net adjustments                                 --          --       2,175
                                               -------     -------    --------

Cash Used by Operating Activities                   --          --     (12,500)
                                               -------     -------    --------

Cash Flows From Financing Activities:
  Stock issued for cash                             --          --      12,500
                                               -------     -------    --------

Cash Provided by Financing Activities               --          --      12,500
                                               -------     -------    --------

Net change in cash                                  --          --          --

Cash at beginning of period                         --          --          --
                                               -------     -------    --------

Cash at end of period                          $    --     $    --    $     --
                                               =======     =======    ========

SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                     $    --     $    --    $     --
                                               =======     =======    ========

  Amount paid for income taxes                 $    --     $    --    $     --
                                               =======     =======    ========

              The accompanying notes are an integral part of these
                              Financial Statements.

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
July 5, 2000                             12,000,000           --          --           --            --

Stock of wholly owned
subsidiary treated as
treasury stock                          (12,000,000)          --          --           --            --

Net loss for period ended
  December 31, 2000                              --           --                       --            --
                                        -----------      -------     -------     --------      --------

Balance, December 31, 2000                2,425,000      $14,675     $    --     $(14,675)     $     --
                                        ===========      =======     =======     ========      ========

Net loss for period ended
  March 31, 2001                                 --           --                       --            --
                                        -----------      -------     -------     --------      --------
Balance, March 31, 2001 (unaudited)       2,425,000      $14,675     $    --     $(14,675)     $
                                        ===========      =======     =======     ========      ========

                          NOTES TO FINANCIAL STATEMENTS

                March 31, 2001 (unaudited) and December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

This summary of significant accounting policies of Heritage Productions, Inc. and Subsidiaries (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS ACTIVITY

The Company, a Louisiana corporation located in New York City, New York, was incorporated on March 23, 1983, and is currently in the development stage. At the time of its incorporation, the main purposes of forming the Company were to develop, finance, and produce record albums, cassette tapes, and compact discs for domestic distribution, operate music publishing firms, and engage in the business of providing personal and business management services. However, as of the date of these financial statements, there has been no activity in the Company since its formation. The Company's financial statement is consolidated with that of its wholly owned subsidiaries, H.P. Acquisitions, Inc. ("Acquisitions") and Heritage Worldwide, Inc. ("Worldwide")

On February 3, 1997, the Company changed its name from Summit Productions, Inc., to Heritage Productions, Inc.

On July 5, 2000, the Company issued 12,000,000 shares of stock to Acquisitions in exchange for 100% of the stock of Acquisitions, making it a wholly owned subsidiary as of that date. Acquisitions has no assets or liabilities other than the stock of the Company, and has conducted no business activity since its incorporation. Worldwide has no assets or liabilities, and has conducted no business activity since its incorporation on February 16, 2001.

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

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to March 31, 2001. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

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

Amounts for deferred tax assets are as follows:

                                                                 March 31,
                                                           2001            2000
                                                           ----            ----
Deferred tax asset, net of
 valuation allowance of $1,875
 at March 31, 2001 and
 December 31, 2000                                       $    --         $    --
                                                         =======         =======

The following temporary difference gave rise to the deferred tax asset at March 31, 2001 and December 31, 2000.

                                              March 31, 2001   December 31, 2000
                                              --------------   -----------------

Tax benefit of net operating
  loss carryforward                               $ 1,875           $ 1,875

Valuation on allowance for
  judgment of realizability of
  net operating loss carryforward
  in future years                                  (1,875)           (1,875)

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

            (i) The Company has no current operating costs or expenses as all services are being provided by the president at no cost and space if provided to the Company on a rent-free basis by an affiliate of our majority shareholders. We will not be required to raise additional money over the next twelve (12) months.

            (ii) The Company is not engaged in any product research or development.

            (iii) The Company has no plant or equipment to sell nor will it acquire any over the next twelve (12) months unless it merges with or acquires a company with plant and equipment.

            (iv) The Company has no employees, nor will it have any over the next twelve (12) months unless it merges with or acquires a company with employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            None

      (b) Reports on Form 8-K

            None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HERITAGE PRODUCTIONS, INC.
                                               (Registrant)


Date: May 14, 2001                      By: /s/ Howard Blum
                                            ------------------------------------
                                             Howard Blum, President, Chief
                                             Financial Officer and Sole Director