Form 10QSB
period 2001-06-30
HERITAGE PRODUCTIONS INC
filed 2001-08-14
CIK 1034682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number [000-28277]

                           HERITAGE PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

               Louisiana                                    72-1358730
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

712 Fifth Avenue, 7th Floor, New York, NY                      10019
(Address of principal executive offices)                     (Zip Code)

                                 (212) 582-3400
              (Registrant's telephone number, including area code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 2001, the issuer had outstanding 14,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           HERITAGE PRODUCTIONS, INC.
                                 MARCH 31, 2000
                         QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
         Special Note Regarding Forward Looking Information ............    3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..........................................    4
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   13
Item 2.  Changes in Securities and Use of Proceeds......................   13
Item 3.  Defaults Upon Senior Securities................................   13
Item 4.  Submission of Matters to a Vote of Security Holders............   13
Item 5.  Other Information..............................................   13
Item 6.  Exhibits and Reports on Form 8-K...............................   14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward- looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1. FINANCIAL STATEMENTS
        Report of Reviewing Independent Accountant........................    5
        Balance Sheet as of June 30. 2001 ................................    7
        Statements of Operations for the three and six months ended
              June 30, 2001 and 2000......................................    8
        Statements of Cash Flows for the three and six months ended
              June 30, 2001 and 2000 .....................................    9
        Statements of Stockholder Equity..................................   10
        Notes to Financial Statements.....................................   11

                     [Letterhead of Rogoff & Company, P.C.]



                           Independent Auditors Report


The Board of Directors and Stockholders
Heritage Productions, Inc.

Gentlemen:

We have reviewed the accompanying balance sheet of Heritage Productions, Inc. as of June 30, 2001, and the related income statement, statement of cash flows and of stockholders' equity for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Heritage Productions, Inc.

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

August 9, 2001
New York, New York

                                        /s/ ROGOFF & COMPANY, P.C.

Rogoff & Company, P.C.
New York, New York

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS


                                                    June 30,      December 31,
                                                      2001            2000
                                                   ---------      -----------
                                                  (unaudited)
                  ASSETS

Current Assets
  Cash ...............................             $       -       $       -
                                                   ---------       ---------

Other Assets
  Deferred tax asset, net of valuation
    allowance (Note 4) ...............                     -               -
                                                   ---------       ---------

Total Assets .........................             $       -       $       -
                                                   =========       =========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)

Common stock, no par value authorized
  20,000,000 shares, 2,425,000
  shares issued at June 30,
  2001, and December 31, 2000 ............         $  14,675       $  14,675

Additional paid-in-capital ...............                 -               -

Treasury stock, 12,000,000 shares at
 June 30, 2001 and December 31, 2000 .....                 -               -


Deficit accumulated during the
  development stage ......................           (14,675)        (14,675)
                                                   ---------       ---------

Total Liabilities and Stockholders' Equity          $      -        $      -
                                                   =========       =========

The accompanying notes are an integral part of these Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                INCOME STATEMENTS
                                   (UNAUDITED)


                                                  Three                                Six
                                              Months ended                        Months ended                  Date of
                                                June 30,                            June 30,                 Inception to
                                     -----------------------------       -----------------------------         June 30,
                                         2001              2000              2001              2000              2001
                                     -----------       -----------       -----------       -----------       ------------
Net Sales ....................       $         -       $         -       $         -       $         -       $         -

Cost of Goods Sold ...........                 -                 -                 -                 -                 -
                                     -----------       -----------       -----------       -----------       -----------

Gross Profit .................                 -                 -                 -                 -                 -
                                     -----------       -----------       -----------       -----------       -----------

Expenses
  Professional services ......                 -                 -                 -                 -            14,675
                                     -----------       -----------       -----------       -----------       -----------

Net (loss) before
  income taxes ...............                 -                 -                 -                 -           (14,675)

Income Taxes (Note 4) ........                 -                 -                 -                 -                 -
                                     -----------       -----------       -----------       -----------       -----------

Net (loss) ...................       $         -       $         -       $         -       $         -       $   (14,675)
                                     ===========       ===========       ===========       ===========       ===========

Net income (loss)
  per common share
  Continuing operations ......                 -                 -                 -                 -       $     (0.01)
                                     -----------       -----------       -----------       -----------       ===========

  Weighted average
  shares outstanding .........         2,425,000         2,425,000         2,425,000         2,425,000         2,175,540
                                     ===========       ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three                           Six
                                                        Months ended                   Months ended            Date of
                                                          June 30,                       June 30,            Inception to
                                                   -----------------------       -----------------------       June 30,
                                                     2001           2000           2001           2000           2001
                                                   --------       --------       --------       --------     ------------
Cash Flows From
Operating Activities:
  Continuing operations
    Net income .............................       $      -       $      -       $      -       $      -       $(14,675)
                                                   --------       --------       --------       --------       --------

Noncash items included in net income (loss):
  Stock issued for
  professional services ....................              -              -              -              -          2,175

Changes in Assets and
Liabilities:
  Increase in deferred
    tax asset ..............................              -              -              -              -         (1,875)
  Increase in valuation
    allowance ..............................              -              -              -              -         (1,875)
                                                   --------       --------       --------       --------       --------

    Net adjustments ........................              -              -              -              -          2,175
                                                   --------       --------       --------       --------       --------

Cash Used by
Operating Activities .......................              -              -              -              -        (12,500)
                                                   --------       --------       --------       --------       --------

Cash Flows From Financing
Activities:
  Stock issued for cash ....................              -              -              -              -         12,500
                                                   --------       --------       --------       --------       --------

Cash Provided by
Financing Activities .......................              -              -              -              -         12,500
                                                   --------       --------       --------       --------       --------

Net change in cash .........................              -              -              -              -              -

Cash at beginning
  of period ................................              -              -              -              -              -
                                                   --------       --------       --------       --------       --------

Cash at end of period ......................       $      -       $      -       $      -       $      -       $      -
                                                   ========       ========       ========       ========       ========

SUPPLEMENTAL DISCLOSURES
  Amount paid for interest .................       $      -       $      -       $      -       $      -       $      -
                                                   ========       ========       ========       ========       ========

  Amount paid for
    income taxes ...........................       $      -       $      -       $      -       $      -       $      -
                                                   ========       ========       ========       ========       ========

The accompanying notes are an integral part of these Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Addi-
                                                Common            Common            tional            Accumu-
                                                Stock              Stock            Paid-In            lated
                                                Shares            Amount            Capital           Deficit             Total
                                             -----------        -----------       -----------       -----------        -----------
Issuance of shares of common
stock during fiscal year 1983,
for professional services
rendered .............................         2,175,000        $     2,175                 -       $         -        $     2,175

Net loss for fiscal 1983 .............                 -                  -                 -            (2,175)            (2,175)
                                             -----------        -----------       -----------       -----------        -----------

Balance, December 31, 1983 ...........         2,175,000              2,175                 -            (2,175)                 -

There were no transactions
from January 1, 1984 to
December 31, 1996

Issuance of common stock for
cash during fiscal year 1997 .........           250,000             12,500                 -                 -             12,500

Net loss for fiscal 1997 .............                 -                  -                 -           (12,500)           (12,500)
                                             -----------        -----------       -----------       -----------        -----------

Balance, December 31, 1997 ...........         2,425,000        $    14,675       $         -       $   (14,675)                 -

There were no transactions
from January 1, 1998 to
December 31, 1999

Issuance of shares in
exchange for 100% of shares
of H.P. Acquisitions, Inc.
July 5, 2000 .........................        12,000,000                  -                 -                 -                  -

Stock of wholly owned
subsidiary treated as
treasury stock .......................       (12,000,000)                 -                 -                 -                  -

Net loss for period ended
  December 31, 2000 ..................                 -                  -                 -                 -                  -
                                             -----------        -----------       -----------       -----------        -----------

Balance, December 31, 2000 ...........         2,425,000        $    14,675       $         -       $   (14,675)       $         -
                                             ===========        ===========       ===========       ===========        ===========

Net loss for period ended
  June 30, 2001 ......................                 -                  -                 -                 -                  -
                                             -----------        -----------       -----------       -----------        -----------

Balance, June 30, 2001 (unaudited) ...         2,425,000        $    14,675       $         -       $   (14,675)       $         -
                                             ===========        ===========       ===========       ===========        ===========

The accompanying notes are an integral part of these Financial Statements.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 June 30, 2001 (unaudited) and December 31, 2000


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

BUSINESS ACTIVITY

The Company, a Louisiana corporation located in New York City, New York, was incorporated on March 23, 1983, and is currently in the development stage. At the time of its incorporation, the main purposes of forming the Company were to develop, finance, and produce record albums, cassette tapes, and compact discs for domestic distribution, operate music publishing firms, and engage in the business of providing personal and business management services. However, as of the date of these financial statements, there has been no activity in the Company since its formation. The Company's financial statement is consolidated with that of its wholly-owned subsidiaries, H.P. Acquisitions, Inc. ("Acquisitions") and Heritage Worldwide, Inc. ("Worldwide")

On February 3, 1997, the Company changed its name from Summit Productions, Inc., to Heritage Productions, Inc.

On July 5, 2000, the Company issued 12,000,000 shares of stock to Acquisitions in exchange for 100% of the stock of Acquisitions, making it a wholly-owned subsidiary as of that date. Acquisitions has no assets or liabilities other than the stock of the Company, and has conducted no business activity since its incorporation. Worldwide has no assets or liabilities, and has conducted no business activity since its incorporation on February 16, 2001.

NONCASH SECURITY ISSUANCE

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 June 30, 2001 (unaudited) and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY - continued

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting.

TREASURY STOCK

The Company accounts for stock issued to its wholly owned subsidiary, H.P. Acquisitions, Inc., as treasury stock.

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

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 June 30, 2001 (unaudited) and December 31, 2000


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

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to June 30, 2001.
This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In the interim period, management is still seeking additional investment capital to support its entrance into a new business venture and provide the capital needed to operate.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through the date of these financial statements, the Company did not have any revenue or earnings. At the current time, the Company has no assets or liabilities.

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 June 30, 2001 (unaudited) and December 31, 2000


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

Amounts for deferred tax assets are as follows:

                                                June 30,       December 31,
                                                 2001              2000
Deferred tax asset, net of
 valuation allowance of $1,875
 at June 30, 2001 and
 December 31, 2000                              $     -          $     -
                                                =======          =======

The following temporary difference gave rise to the deferred tax asset at June 30, 2001 and December 31, 2000

                   HERITAGE PRODUCTIONS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                 June 30, 2001 (unaudited) and December 31, 2000


NOTE 4 - INCOME TAXES - continued

                                          June         December
                                           30,            31,
                                          2001           2000
                                        -------        --------
Tax benefit of net operating
  loss carryforward .............       $ 1,875        $ 1,875

Valuation on allowance for
  judgment of realizability of
  net operating loss carryforward
  in future years ...............        (1,875)        (1,875)

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

                  (i) The Company has no current operating costs or expenses as all services are being provided by the president at no cost and space is provided to the Company on a rent-free basis by an affiliate of our majority shareholders. We will not be required to raise additional money over the next twelve (12) months.

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

                                       HERITAGE PRODUCTIONS, INC.
                                            (Registrant)



Date: August 14, 2001                  By:  /s/ Howard Blum
                                           -------------------------------------
                                             Howard Blum, President, Chief
                                             Financial Officer and Sole Director