Form 10QSB
period 2001-09-30
HERITAGE WORLDWIDE INC
filed 2001-11-19
CIK 1034682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number [000-28277]

                            HERITAGE WORLDWIDE, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                          13-4196258
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

712 Fifth Avenue, 7th Floor, New York, NY                           10019
(Address of principal executive offices)                         (Zip Code)

                                 (212) 582-3400
                (Issuer's telephone number, including area code)

                           Heritage Productions, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 2001, the issuer had outstanding 14,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                            HERITAGE WORLDWIDE, INC.
                               SEPTEMBER 30, 2001
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                             Page
                                                                            Number
                                                                            ------
        Special Note Regarding Forward Looking Information .............       3

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...........................................       4
Item 2. Management's Plan of Operation..................................      13

                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      13
Item 2. Changes in Securities and Use of Proceeds.......................      13
Item 4. Submission of Matters to a Vote of Security Holders.............      13
Item 6. Exhibits and Reports on Form 8-K................................      13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
ITEM 1. FINANCIAL STATEMENTS

        Balance Sheet as of June 30. 2001 ..............................       5
        Statements of Operations for the three and nine months ended
         September 30, 2001 and 2000....................................       6
        Statements of Cash Flows for the three and nine months ended
         September 30, 2001 and 2000 ...................................       7
        Statements of Stockholder Equity................................       8
        Notes to Financial Statement....................................       9

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                      September 30,  December 31,
                                                          2001           2000
                                                          ----           ----
                                                       (unaudited)
Current Assets:
  Cash                                                 $       --     $       --
                                                       ----------     ----------
Other Assets:
  Deferred tax asset, net of valuation
    allowance (Note 4)                                         --             --
                                                       ----------     ----------
Total Assets                                           $       --     $       --
                                                       ==========     ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit):

Common stock, $0.001 par value authorized
  50,000,000 shares, 2,425,000 shares
  issued at September 30, 2001, and
  December 31, 2000                                    $    2,425     $    2,425

Additional paid-in-capital                                 12,250         12,250

Treasury stock, 12,000,000 shares at
 September 30, 2001 and December 31, 2000                      --             --

Deficit accumulated during the
  development stage                                       (14,675)       (14,675)
                                                       ----------     ----------
Total Liabilities and Stockholders' Equity             $       --     $       --
                                                       ==========     ==========


              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                INCOME STATEMENTS
                                   (UNAUDITED)


                                     Three                       Nine                 Date of
                                 Months ended                Months ended          Inception to
                                 September 30,               September 30,         September 30,
                                 -------------               -------------         -------------
                              2001          2000          2001          2000           2001
                              ----          ----          ----          ----           ----
Net Sales                   $      --     $      --     $      --     $      --     $        --

Cost of Goods Sold                 --            --            --            --              --
                            ---------     ---------     ---------     ---------     -----------
Gross Profit                       --            --            --            --              --
                            ---------     ---------     ---------     ---------     -----------
Expenses
  Professional services            --            --            --            --          14,675
                            ---------     ---------     ---------     ---------     -----------
Net (loss) before
  income taxes                     --            --            --            --         (14,675)
Income Taxes (Note 4)              --            --            --            --              --
                            ---------     ---------     ---------     ---------     -----------
Net (loss)                  $      --     $      --     $      --     $      --     $   (14,675)
                            =========     =========     =========     =========     ===========
Net income (loss)
  per common share
  Continuing operations            --            --            --            --     $     (0.01)
                            ---------     ---------     ---------     ---------     -----------
  Weighted average
  shares outstanding        2,425,000     2,425,000     2,425,000     2,425,000       2,175,540
                            =========     =========     =========     =========     ===========


              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         Three                     Nine              Date of
                                     Months ended              Months ended        Inception to
                                     September 30,             September 30,       September 30,
                                     -------------             -------------       -------------
                                   2001         2000         2001         2000         2001
                                   ----         ----         ----         ----         ----
Cash Flows From
Operating Activities:
  Continuing operations
    Net income                   $     --     $     --     $     --     $     --     $(14,675)
                                 --------     --------     --------     --------     --------
Noncash items included in
 net income (loss):
  Stock issued for
  professional services                --           --           --           --        2,175

Changes in Assets and
Liabilities:
  Increase in deferred
    tax asset                          --           --           --           --       (1,875)
  Increase in valuation
    allowance                          --           --           --           --       (1,875)
                                 --------     --------     --------     --------     --------
    Net adjustments                    --           --           --           --        2,175
                                 --------     --------     --------     --------     --------
Cash Used by
Operating Activities                   --           --           --           --      (12,500)
                                 --------     --------     --------     --------     --------
Cash Flows From Financing
Activities:
  Stock issued for cash                --           --           --           --       12,500
                                 --------     --------     --------     --------     --------
Cash Provided by
Financing Activities                   --           --           --           --       12,500
                                 --------     --------     --------     --------     --------
Net change in cash                     --           --           --           --           --

Cash at beginning
  of period                            --           --           --           --           --
                                 --------     --------     --------     --------     --------
Cash at end of period            $     --     $     --     $     --     $     --     $     --
                                 ========     ========     ========     ========     ========
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest       $     --     $     --     $     --     $     --     $     --
                                 ========     ========     ========     ========     ========
  Amount paid for
    income taxes                 $     --     $     --     $     --     $     --     $     --
                                 ========     ========     ========     ========     ========


              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Addi-
                                        Common           Common          tional         Accumu-
                                        Stock            Stock          Paid-In         lated
                                        Shares           Amount         Capital         Deficit           Total
                                        ------           ------         -------         -------           -----
Issuance of shares of common
stock during fiscal year 1983,
for professional services
rendered                               2,175,000      $     2,175              --     $        --      $     2,175

Net loss for fiscal 1983                      --               --              --          (2,175)          (2,175)
                                     -----------      -----------     -----------     -----------      -----------
Balance, December 31, 1983             2,175,000            2,175              --          (2,175)              --

There were no transactions
from January 1, 1984 to
December 31, 1996

Issuance of common stock for
cash during fiscal year 1997             250,000              250          12,250              --           12,500

Net loss for fiscal 1997                      --               --              --         (12,500)         (12,500)
                                     -----------      -----------     -----------     -----------      -----------
Balance, December 31, 1997             2,425,000      $     2,425     $    12,250     $   (14,675)              --

There were no transactions
from January 1, 1998 to
December 31, 1999

Issuance of shares in
exchange for 100% of shares
of H.P. Acquisitions, Inc.
July 5, 2000                          12,000,000               --              --              --               --

Stock of wholly owned
subsidiary treated as
treasury stock                       (12,000,000)              --              --              --               --

Net loss for period ended
  December 31, 2000                           --               --              --              --               --
                                     -----------      -----------     -----------     -----------      -----------
Balance, December 31, 2000             2,425,000            2,425          12,250         (14,675)              --

Net loss for period ended
  September 30, 2001                          --               --              --              --               --
                                     -----------      -----------     -----------     -----------      -----------
Balance
  September 30, 2001 (unaudited)       2,425,000      $     2,425     $    12,250     $   (14,675)     $        --
                                     ===========      ===========     ===========     ===========      ===========


              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS

              September 30, 2001 (unaudited) and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

On August 24, 2001 Heritage Productions, Inc., a Louisiana Corporation, merged into its newly-formed, wholly owned subsidiary, Heritage Worldwide, Inc. Heritage Worldwide, Inc., a Delaware Corporation (the "Company") is the surviving company. The sole purpose of the transaction was to effect a change of name and domicile. Under the terms of this reverse merger, the outstanding stock of Heritage Productions, Inc. ("Productions") was exchanged one for one for stock in the Company. The stockholder equity section of the balance sheet and earnings per share have been retroactively restated to reflect the effect of the merger as if Heritage Worldwide had at all times been in existence as the corporate parent. Historical stockholder equity of the Company prior to this merger has been restated for the equivalent number of shares included in the merger after giving effect to the difference in the par value of the Company and Productions stock with the offset to capital.


BUSINESS ACTIVITY

The main purposes of forming the Company were to develop, finance, and produce record albums, cassette tapes, and compact discs for domestic distribution, operate music publishing firms, and engage in the business of providing personal and business management services. However, as of the date of these financial statements, there has been no business activity conducted by the Company since its formation. The Company's financial statement is consolidated with that of its wholly owned subsidiary H.P. Acquisitions, Inc. ("Acquisitions").

On July 5, 2000, the Company issued 12,000,000 shares of stock to Acquisitions in exchange for 100% of the stock of Acquisitions, making it a wholly owned subsidiary as of that date. Acquisitions has no assets or liabilities other than the stock of the Company, and has conducted no business activity since its incorporation.

The information contained in the financial statements as of September 30, 2001 and for the three months and the nine months ended September 30, 2001 and 2000 is unaudited. The statements reflect all adjustments which in the opinion of management are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS

              September 30, 2001 (unaudited) and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY (cont'd)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Form 10-KSB of Heritage Productions, Inc. for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


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

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS

              September 30, 2001 (unaudited) and December 31, 2000


NOTE 3 - DEVELOPMENT STAGE COMPANY (cont'd)

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


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The Company has not completed any business combinations except for the merger of the Company and Productions as of September 30, 2001 and management cannot currently assess what affect the future adoption of these pronouncements will have on the Company's financial statements.

In addition, in June, 2001, the FASB also issued Statement No. 143 Accounting for Asset Retirement Obligations effective for years beginning after June 15, 2002, and in August 2001 Statement No. 44 Accounting for Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. Management has reviewed the conclusions of Statements 143 and 144 in connection with the Company's current business plan and cannot currently assess what the effect the future adoption of these pronouncements will have on the Company's financial statements.


NOTE 5 - BUSINESS PLAN ANNOUNCEMENT

On August 20, 2001 the Company announced that it had signed a letter of intent to acquire CodePower, Inc., a New York-based developer of semantic network solutions based upon expert systems and artificial intelligence agents. As of September 30, 2001 that letter of intent has been cancelled.

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


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As a result of the Merger of Heritage Productions, Inc. into Heritage Worldwide, Inc., the Company's common stock has been modified. Prior to the merger, the Company's capital stock consisted of 20,000,000 shares of common stock, no par value. The Company's new capital stock consists of 55,000,000 shares, 50,000,000 of which are common stock, $.001 par value, and 5,000,000 of which are preferred stock, $.001 par value. The rights of the holders of such securities have not been altered.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company had a Special Meeting of Shareholders on July 16, 2001 in order to obtain shareholder approval for the Company to change its domicile from the State of Louisiana to the State of Delaware by merging the Company with and into a newly formed and wholly owned subsidiary, Heritage Worldwide, Inc., a Delaware corporation. Shareholders approved this measure and the merger was effected on August 24, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Exhibit Number    Description of Document
--------------    -----------------------
2.1               Agreement and Plan of Reincorporation, dated May 18, 2001, by and between Heritage Productions, Inc. and Heritage Worldwide,
                  Inc.

2.2               Articles of Merger of Heritage Production, Inc. into Heritage
                  Worldwide, Inc.

2.3               Certificate of Merger of Heritage Productions, Inc. into
                  Heritage Worldwide, Inc.

4.1               Form of Common Stock Certificate of Company.

   (b) Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HERITAGE WORLDWIDE, INC.
                                        (Registrant)



Date: November 19, 2001                 By: /s/ Howard Blum
                                            ------------------------------------
                                            Howard Blum, President, Chief
                                            Financial Officer and Sole Director