Form 10KSB
period 2001-12-31
HERITAGE WORLDWIDE INC
filed 2002-04-01
CIK 1034682

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   (Mark One)
       [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

      [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________

             Commission file number   000-28277
                                   ---------------------------------------------


                            Heritage Worldwide, Inc.
                  ---------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


            Delaware                                          13-4196258
 -------------------------------                     ---------------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)


   712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NEW YORK                   10019
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)


Issuer's telephone number          (212) 582-3400
                          ---------------------------------------------


Securities registered under Section 12(b) of the Act:

None


Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share
---------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes    X       No
                     ----------     ----------

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year: $0

          As of March 26, 2002, there were 14,425,000 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 2,425,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $485,000 based on an assumed market value per share of $.30 based on the most recent sale price per share of the registrant's common stock on March 25, 2002.

Transitional Small Business Disclosure Format (check one):
Yes         ;  No     X
     --------      --------



                       DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.
                      ----

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


     ITEM NUMBER AND CAPTION                                                            PAGE
     -----------------------                                                            ----

         Special Note Regarding Forward-Looking Statements..............................  4

  PART I

     1.  Description of Business........................................................  4

     2.  Description of Property........................................................  5

     3.  Legal Proceedings..............................................................  5

     4.  Submission of Matters to a Vote of Security Holders............................  6

  PART II

     5.  Market for Common Equity and Related Stockholder Matters.......................  6

     6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................  6

     7.  Financial Statements...........................................................  9

     8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................................  9

  PART III

     9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..............................  9

     10. Executive Compensation......................................................... 10

     11. Security Ownership of Certain Beneficial Owners and Management................. 10

     12. Certain Relationships and Related Transactions................................. 12

     13. Exhibits and Reports on Form 8-K............................................... 12



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         EXCEPT FOR HISTORICAL INFORMATION, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR BUSINESS STRATEGY, FUTURE REVENUES AND ANTICIPATED COSTS AND EXPENSES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". YOU SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD- LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.


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

        In connection with the agreement with the GEM Group, the Company formed a wholly- owned subsidiary, HP Acquisitions, Inc. and issued 12,000,000 shares to HP Acquisitions, Inc. in anticipation of a possible acquisition of a potential target identified by the GEM Group. No such acquisition was ever undertaken.

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

        In the third quarter of 2001, the Company's Board of Directors and the majority shareholders approved the change of the Company's domicile to Delaware and reincorporated the Company under the laws of the state of Delaware because such action was believed to be in the best interests of the Company and its shareholders for several reasons. Principally, the Board of Directors believed that it was essential to be able to draw upon well-established principles of corporate governance in making legal and business decisions. The prominence and predictability of Delaware corporate law provide a reliable foundation on which the Company's governance decisions can be based, and the Company believed that shareholders and the Company would benefit from the responsiveness of Delaware corporate law and Delaware courts. For these reasons, it was believed that Delaware would offer a more favorable and "user-friendly" corporate environment for the efficient operation of a business. Therefore, in September 2001, Heritage Productions, Inc., a Louisiana corporation, was merger with and into Heritage Worldwide, Inc. The trading symbol of the Company's common stock was changed to "HWWI."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Our shares are listed under the symbol "HWWI". The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock and warrants as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.




YEAR ENDED DECEMBER 31, 2001                                                    COMMON STOCK
----------------------------

                                                                      HIGH                       LOW
                                                                      ----                       ---
First Quarter                                                         .28                        .19
Second Quarter                                                        .51                        .15
Third Quarter                                                         .90                        .26
Fourth Quarter                                                        .80                        .20

YEAR ENDING DECEMBER 31, 2000
-----------------------------
Third Quarter                                                         .19                        .03
Fourth Quarter                                                        .22                        .13


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

        NO STANDARDS FOR BUSINESS COMBINATION. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having:

        o        no significant operating history;

        o        losses;

        o        limited or no potential for earnings;

        o        limited assets;

        o        negative net worth; or

        o other characteristics that are indicative of development stage companies


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

RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

        The Company's revenues were nil for the year ended December 31, 2001 as compared to nil for the year ended December 31, 2000. Similarly, the Company incurred no expenses for the year ended December 31, 2001 as compared to no expenses incurred for the year ended December 31, 2000.

        The Company is a development stage company. It has yet to commence full-scale operations. From the Company's inception through the date of these financial statements, the Company did not have any revenue or earnings. At the current time, the Company has no assets or liabilities. If a public market should develop for the Company's common stock, certain privately-held companies or business opportunities may be interested in merging with the Company because the Company's securities would be publicly traded, thereby allowing the privately held company to become public. In addition, the merging company would become an SEC reporting company by virtue of merging with the Company.

ITEM 7.   FINANCIAL STATEMENTS

        The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

        The table below shows certain information about each of our officers and directors.


          NAME                       AGE      POSITION
          ----                       ---      --------
          John Thompson              52       Sole Director and President,
                                              Treasurer and Secretary

        The sole Director and Executive Officer of the Company is John Thomspon. Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.

        JOHN THOMPSON, SOLE DIRECTOR, PRESIDENT, DIRECTOR AND SECRETARY

         Mr. Thompson, 52, has held the offices of President, Treasurer and Secretary and has been sole Director of the Company since December 14, 2001. Mr. Thompson has been Managing Director of Ormonde Capital, a private investment partnership in Toronto, Canada for over ten years. He was formerly a VP of TD Securities, and prior to that he was an analyst with Royal Bank of Canada. Mr. Thompson attended McGill University in Montreal, Canada.

        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Directors and Officers of the Company failed to be in timely compliance with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

        EXECUTIVE COMPENSATION

         The following table shows compensation earned during the fiscal years ended December 31, 2001 and 2000 by our executive officers.

                           SUMMARY COMPENSATION TABLE


                                                                                             Long Term Compensation
                                                      Annual Compensation                Awards                    Payouts

                                                                                Restricted   Securities     All Other
                                                               Other Annual       Stock      Underlying       LTIP       Compen-
            Name &                                 Bonus       Compensation      Awards       Options/      Payouts      sation
      Principal Position    Year      Salary ($)    ($)            ($)             ($)        SARs (#)        ($)          ($)

John Thompson,              2001             -0-    -0-            -0-             -0-          -0-           -0-          -0-
President, Treasurer and
Secretary

Howard Blum, Former         2000             -0-    -0-            -0-             -0-          -0-           -0-          -0-
President, Treasurer and
Secretary

Hershey Moss, CEO           1999             -0-    -0-            -0-             -0-          -0-           -0-          -0-




ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following information relates to those persons known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Company (other than shares issued to HP Acquisitions, Inc., a wholly-owned subsidiary of the Company) outstanding as of April 1, 2002.


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

         SECURITY OWNERSHIP OF MANAGEMENT

        The number of shares of Common Stock of the Company owned by the Directors and Executive Officers of the Company as of April 1, 2002 is as follows:

                            Name and                            Amount and
Title of                    Address of                          Nature of                   Percentage
Class                       Beneficial Owner                    Beneficial Ownership        of Class*
-----------------------------------------------------------------------------------------------------

Common Stock, par           John Thompson                       0 shares                     0
value $.001 per share

Common Stock, par           All Officer and Directors as
value $.001 per share       a Group                             0 shares                     0

-----------------------


* Based on 2,425,000 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly-owned subsidiary of the Company.


-------------------


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

1.      FINANCIAL STATEMENTS                                               PAGE
                                                                           ----

        Report of Rogoff & Company, P.C.,  Independent Certified
        Public Accountants                                                 F-1

        Balance Sheets as of December 31, 2001 and 2000                    F-2

        Statements of Income for the years ended
        December 31, 2001, and 2000                                        F-3

        Statements of Cash Flows for the years ended
        December 31, 2001 and 2000                                         F-4

        Statement of Stockholders' Equity for the years
        ended December 31, 2001 and 2000                                   F-5

        Notes to Financial Statements                                      F-6

2.      FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.      EXHIBITS

        (a)    The following exhibits are included as part of this report:

     EXHIBIT
     NUMBER                                  TITLE OF DOCUMENT
--------------------------------------------------------------------------------



      2.1* Agreement and Plan of Reorganization between Heritage Productions, Inc. and Heritage Worldwide, Inc. dated May 18, 2001

      3.1*             Certificate of Incorporation of Registrant

      3.2*             By-laws of Registrant

      21               List of Subsidiaries of the Registrant

   ---------------

          * Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14c filed June 21, 2001.


        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    HERITAGE PRODUCTIONS, INC.


Dated: April 1, 2002         By: /s/ John Thompson
                                 -----------------------------------------------
                                    John Thompson
                                    President, Treasurer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this first day of April, 2002.



                              By: /s/ John Thompson
                                  ----------------------------------------------
                                      John Thompson
                                      President, Treasurer and Director

                     [Letterhead of Rogoff & Company, P.C.]



                          Independent Auditors' Report


The Board of Directors and Stockholders
Heritage Worldwide, Inc.:


We have audited the accompanying balance sheets of Heritage Worldwide, Inc. as of December 31, 2001 and 2000, and the related statements of income, statements of cash flows and statements of stockholders equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Productions, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                                     /s/ROGOFF & COMPANY, P.C.

Rogoff & Company, P.C.
New York, New York
March 26, 2002

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                            December 31,
                                                                     -----------------------
                                                                        2001          2000
                                                                     --------       --------
Current Assets
  Cash                                                               $     --       $     --
                                                                     --------       --------
Other Assets
  Deferred tax asset, net of valuation
    allowance (Note 4)                                                     --             --
                                                                     --------       --------
Total Assets                                                         $     --       $     --
                                                                     ========       ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit)

Common stock, no par value authorized
  20,000,000 shares, 2,425,000
  shares issued at
  December 31, 2001 and 2000                                         $ 14,675       $ 14,675

Additional paid-in-capital                                                 --             --

Treasury stock, 12,000,000 shares at
 December 31, 2001 and 2000                                                --             --

Deficit accumulated during the
  development stage                                                   (14,675)       (14,675)
                                                                     --------       --------
Total Liabilities and Stockholders' Equity                           $     --       $     --
                                                                     ========       ========


   The accompanying notes are an integral part of these Financial Statements.

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME

                                                                                                      Date of
                                                                           Years ended              Inception to
                                                                           December 31,             December 31,
                                                                   --------------------------       ------------
                                                                      2001            2000              2001
                                                                   ---------      -----------       -----------
Net Sales                                                          $      --      $        --       $        --

Cost of Goods Sold                                                        --               --                --
                                                                   ---------      -----------       -----------
Gross Profit                                                              --               --                --
                                                                   ---------      -----------       -----------
Expenses
  Professional services                                                   --               --            14,675
                                                                   ---------      -----------       -----------
Net (loss) before income taxes                                            --               --           (14,675)

Income Taxes (Note 4)                                                     --               --                --
                                                                   ---------      -----------       -----------
Net (loss)                                                         $      --      $        --       $   (14,675)
                                                                   =========      ===========       ===========
Net income (loss) per common share
  Continuing operations                                                   --               --       $     (0.01)
                                                                   ---------      -----------       ===========
  Weighted average shares outstanding                              2,425,000        2,425,000         2,175,540
                                                                   =========      ===========       ===========


   The accompanying notes are an integral part of these Financial Statements.

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                              Date of
                                                      Years ended          Inception to
                                                      December 31,         December 31,
                                                 ----------------------    ------------
                                                   2001          2000         2001
                                                 --------      --------      --------
Cash Flows From Operating Activities:
  Continuing operations
    Net income                                   $     --      $     --      $(14,675)
                                                 --------      --------      --------
Noncash items included in net income (loss)
  Stock issued for professional services
    rendered                                           --            --         2,175

Changes in Assets and Liabilities:
  Increase in deferred tax asset                       --            --        (1,875)
  Increase in valuation allowance                      --            --         1,875
                                                 --------      --------      --------
    Net adjustments                                    --            --         2,175
                                                 --------      --------      --------
Cash Used by Operating Activities                      --            --       (12,500)
                                                 --------      --------      --------
Cash Flows From Financing Activities:
  Stock issued for cash                                --            --        12,500
                                                 --------      --------      --------
Cash Provided by Financing Activities                  --            --        12,500
                                                 --------      --------      --------
Net change in cash                                     --            --            --

Cash at beginning of period                            --            --            --
                                                 --------      --------      --------
Cash at end of period                            $     --      $     --      $     --
                                                 ========      ========      ========
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                       $     --      $     --      $     --
                                                 ========      ========      ========
  Amount paid for income taxes                   $     --      $     --      $     --
                                                 ========      ========      ========


   The accompanying notes are an integral part of these Financial Statements.

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Addi-
                                     Common           Common         tional        Accumu-
                                     Stock            Stock          Paid-In       lated
                                     Shares           Amount         Capital       Deficit           Total
                                   -----------      -----------     --------     -----------      -----------
Issuance of shares of common
stock during fiscal year 1983,
for professional services
rendered                             2,175,000      $     2,175           --     $        --      $     2,175

Net loss for fiscal 1983                    --               --           --          (2,175)          (2,175)
                                   -----------      -----------     --------     -----------      -----------
Balance, December 31, 1983           2,175,000            2,175           --          (2,175)              --

There were no transactions
from January 1, 1984 to
December 31, 1996

Issuance of common stock for
cash during fiscal year 1997           250,000           12,500           --              --           12,500

Net loss for fiscal 1997                    --               --           --         (12,500)         (12,500)
                                   -----------      -----------     --------     -----------      -----------
Balance, December 31, 1997           2,425,000      $    14,675     $     --     $   (14,675)              --

There were no transactions
from January 1, 1998 to
December 31, 1999

Issuance of shares in
exchange for 100% of shares
of H.P. Acquisitions, Inc.
July 5, 2000                        12,000,000               --           --              --               --

Stock of wholly owned
subsidiary treated as
treasury stock                     (12,000,000)              --           --              --               --

Net loss for period ended
  December 31, 2000                         --               --           --              --               --
                                   -----------      -----------     --------     -----------      -----------
Balance, December 31, 2000           2,425,000      $    14,675     $     --     $   (14,675)     $        --
                                   ===========      ===========     ========     ===========      ===========
Net income for year ended
  December 31, 2001                         --               --           --              --               --
                                   -----------      -----------     --------     -----------      -----------
Balance, December 31, 2001           2,425,000      $    14,675     $     --     $   (14,675)     $        --
                                   ===========      ===========     ========     ===========      ===========

   The accompanying notes are an integral part of these Financial Statements.

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

On August 24, 2001 Heritage Productions, Inc., a Louisiana Corporation, merged into its newly-formed, wholly owned subsidiary, Heritage Worldwide, Inc. Heritage Worldwide, Inc., a Delaware Corporation (the "Company") is the surviving company. The sole purpose of the transaction was to effect a change of name and domicile. Under the terms of this reverse merger, the outstanding stock of Heritage Productions, Inc. ("Productions") was exchanged one-for-one for stock in the Company. The stockholder equity section of the balance sheet and earnings per share have been retroactively restated to reflect the effect of the merger as if Heritage Worldwide had at all times been in existence as the corporate parent. Historical stockholder equity of the Company prior to this merger has been restated for the equivalent number of shares included in the merger after giving effect to the difference in the par value of the Company and Productions stock with the offset to capital.

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

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY
- continued

CASH AND CASH EQUIVALENTS FOR STATEMENT OF CASH FLOWS

The Company treats debt securities with an original maturity of three months or less as equivalent to cash.

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

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY (cont'd)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts oaf revenues and expenses during the reporting period. Actual results could differ from their estimates.


NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to December 31, 2000. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is still seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

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

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


NOTE 3 - DEVELOPMENT STAGE COMPANY (cont'd)

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

Amounts for deferred tax assets are as follows:

                                        December 31,
                                    -------------------
                                      2001        2000
                                    -------     -------
Deferred tax asset, net of
 valuation allowance of $1,875
 at December 31, 2001 and 2000      $    --     $    --
                                    =======     =======


The following temporary difference gave rise to the deferred tax asset at December 31, 2001 and 2000:

                                                    December 31,
                                                -------------------
                                                  2001     2000
                                                -------     -------
Tax benefit of net operating
  loss carryforward                             $ 1,875     $ 1,875

Valuation allowance based on
  probability of realization of
  net operating loss carryforward
  in future years                                (1,875)     (1,875)

$2,175 of net operating loss carryforwards expired in 2000 and the related deferred tax asset of $326, net of an equal amount of valuation allowance, were eliminated. Because the Company has not generated taxable income since its inception, no provision for income taxes has been made.

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


NOTE 4 - INCOME TAXES (cont'd)

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


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                            HERITAGE WORLDWIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


NOTE 6 - BUSINESS PLAN ANNOUNCEMENT

On December 5, 2001, the Company announced that it had signed a letter of intent to acquire Sports, Entertainment and Learning Network, Inc. As of March 26, 2002 that letter of intent has been cancelled.

Exhibit Index:


     EXHIBIT
     NUMBER                                  TITLE OF DOCUMENT
--------------------------------------------------------------------------------



       2.1* Agreement and Plan of Reorganization between Heritage Productions, Incl and Heritage Worldwide, Inc.
                       dated May 18, 2001

       3.1*            Certificate of Incorporation of Registrant

       3.2*            By-laws of Registrant

        21             List of Subsidiaries of the Registrant
--------------

          * Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14c filed June 21, 2001.