Form 10QSB
period 2002-03-31
HERITAGE WORLDWIDE INC
filed 2002-05-15
CIK 1034682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 13, 2002, the issuer had outstanding 14,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                            HERITAGE WORLDWIDE, INC.
                                 MARCH 31, 2002
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                  Page Number
        Special Note Regarding Forward Looking Information ......................   3

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ....................................................   4
Item 2. Management's Plan of Operation...........................................   9

                                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................   9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                               PAGE
                                                                                            ----
        Balance Sheet and Statement of Stockholders' Equity as of March 31, 2002 ..........   5
        Statements of Operations for the three months ended
              March 31, 2002 and 2001......................................................   6
        Statements of Cash Flows for the three months ended
              March 31, 2002 and 2001 .....................................................   7
        Notes to Financial Statements......................................................   8

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 March 31,  December 31,
                                                   2002         2001
                                                   ----         ----
                                               (unaudited)
Current Assets:
  Cash                                           $     --      $     --
                                                 --------      --------
Other Assets:
  Deferred tax asset, net of valuation
    allowance (Note 4)                                 --            --
                                                 --------      --------

Total Assets                                     $     --      $     --
                                                 ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit):

Common stock, $0.001 par value authorized
  50,000,000 shares, 2,425,000
  shares issued at March 31,
  2002, and December 31, 2001                    $  2,425      $  2,425

Additional paid-in-capital                         12,250        12,250

Deficit accumulated during the
  development stage                               (14,675)      (14,675)
                                                 --------      --------

Total Liabilities and Stockholders' Equity       $    --       $    --
                                                 ========      ========

   The accompanying notes are an integral part of these Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                                   Three                 Date of
                                                               Months ended           Inception to
                                                                 March 31,              March 31,
                                                          ----------------------        ----------
                                                            2002            2001              2002
                                                         --------      ---------         ---------
Net Sales                                                $    --       $      --         $      --

Cost of Goods Sold                                            --              --                --
                                                         --------      ---------         ---------

Gross Profit                                                  --              --                --
                                                         --------      ---------         ---------

Expenses
  Professional services                                       --              --            14,675
                                                         --------      ---------         ---------

Net (loss) before
  income taxes                                                --              --           (14,675)

Income Taxes                                                  --              --                --
                                                         --------      ---------         ---------

Net (loss)                                               $    --       $     --          $ (14,675)
                                                         ========      =========         =========

Net income (loss)
  per common share from
  continuing operations
  (as adjusted for subsequent
  reverse split - see Note 3)                                 --              --         $   (0.03)
                                                         ========      =========         =========
  Weighted average
  shares outstanding (as adjusted for
  subsequent reverse split - see Note 3)                  485,000        485,000           448,356
                                                         ========       ========         =========

   The accompanying notes are an integral part of these Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three                    Date of
                                                        Months ended              Inception to
                                                           March 31,               March 31,
                                                     ----------------------
                                                     2002             2001           2002
                                                    --------        --------        --------
Cash Flows From
Operating Activities:
  Continuing operations
    Net income                                      $     --        $     --        $(14,675)
                                                    --------        --------        --------
Noncash items included in net income (loss):
  Stock issued for
  professional services                                   --              --           2,175

Changes in Assets and
Liabilities:
  Increase in deferred
    tax asset                                             --              --          (1,875)
  Increase in valuation
    allowance                                             --              --           1,875
                                                    --------        --------        --------
    Net adjustments                                       --              --           2,175
                                                    --------        --------        --------
Cash Used by
Operating Activities                                      --              --         (12,500)
                                                    --------        --------        --------
Cash Flows From Financing
Activities:
  Stock issued for cash                                   --              --          12,500
                                                    --------        --------        --------
Cash Provided by
Financing Activities                                      --              --          12,500
                                                    --------        --------        --------
Net change in cash                                        --              --              --
Cash at beginning
  of period                                               --              --              --
                                                    --------        --------        --------
Cash at end of period                               $     --        $     --        $     --
                                                    ========        ========        ========
SUPPLEMENTAL DISCLOSURES
  Amount paid for interest                          $     --        $     --        $     --
                                                    ========        ========        ========
  Amount paid for
    income taxes                                    $     --        $     --        $     --
                                                    ========        ========        ========

   The accompanying notes are an integral part of these Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                March 31, 2002 (unaudited) and December 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's form 10-KSB for the year ended December 31, 2001.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to March 31, 2002. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is still seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

NOTE 3 - SUBSEQUENT EVENT

On April 3, 2002, the Company announced a 1 for 5 reverse stock split for stockholders of record on April 16, 2002, effective on a date selected by the Board of Directors on or after May 12, 2002. Par value will remain at $0.001 per common share. Concurrent with the reverse stock split, the Company amended its certificate of incorporation to increase the authorized number of common stock shares to 100,000,000 shares.

The per share data has been adjusted for the prospective effect of the reverse split.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

         None.

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HERITAGE WORLDWIDE, INC.
                                                     (Registrant)



Date: May 15, 2002                          By: /s/ John Thompson
                                               ------------------------------
                                               John Thompson
                                               Director, President (Principal
                                               Executive Officer) and Treasurer
                                               (Principal Financial Officer)