Form 10QSB
period 2002-06-30
HERITAGE WORLDWIDE INC
filed 2002-08-08
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 1, 2002, the issuer had outstanding 14,425,000 shares of Common Stock.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                            HERITAGE WORLDWIDE, INC.
                                  JUNE 30, 2002
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

Special Note Regarding Forward Looking Information ......................   3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ...........................................   4
Item 2.  Management's Plan of Operation..................................   9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   9
Item 2.  Changes in Securities and Use of Proceeds.......................   9
Item 3.  Defaults in Senior Securities...................................   9
Item 4.  Submission of Matters to a Vote of Security Holders.............   9
Item 5.  Other Information...............................................   9
Item 6.  Exhibits and Reports on Form 8-K................................   9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE
                                                                            ----
        Balance Sheet and Statement of Stockholders' Equity as of
          June 30, 2002 and December 31, 2001 ............................    5
        Statements of Operations for the three months ended June 30, 2002 and 2001, for the six months ended June 30, 2002  and 2001, and
          from the date of inception to June 30, 2002 ....................    6
        Statements of Cash Flows for the three months ended June 30, 2002 and 2001, the six months ended June 30, 2002 and 2001, and from
          the date of inception to June 30, 2002 .........................    7
        Notes to Financial Statements ....................................    8

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        June 30,    December 31,
                                                          2002          2001
                                                        --------      --------
                                                      (unaudited)
Current Assets:
  Cash                                                  $     --      $     --
                                                        --------      --------

Other Assets:
  Deferred tax asset, net of valuation
    allowance (Note 4)                                        --            --
                                                        --------      --------

Total Assets                                            $     --      $     --
                                                        ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit):

Common stock, $0.001 par value authorized
  50,000,000 shares, 2,425,000
  shares issued at June 30,
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

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                          Three                             Six
                                       Months ended                    Months ended              Date of
                                         June 30,                        June 30,             Inception to
                               ---------------------------     ---------------------------       June 30,
                                   2002            2001            2002            2001            2002
                               -----------     -----------     -----------     -----------     -----------
Net Sales                      $        --     $        --     $        --     $        --     $        --

Cost of Goods Sold                      --              --              --              --              --
                               -----------     -----------     -----------     -----------     -----------

Gross Profit                            --              --              --              --              --
                               -----------     -----------     -----------     -----------     -----------

Expenses
  Professional services                 --              --              --              --          14,675
                               -----------     -----------     -----------     -----------     -----------

Net (loss) before
  income taxes                          --              --              --              --         (14,675)

Income Taxes                            --              --              --              --              --
                               -----------     -----------     -----------     -----------     -----------

Net (loss)                     $        --     $        --     $        --     $        --     $   (14,675)
                               ===========     ===========     ===========     ===========     ===========

Net income (loss)
  per common share from
  continuing operations
  (as adjusted for reverse
   split - see Note 3)                  --              --              --              --     $     (0.01)
                               -----------     -----------     -----------     -----------     ===========

Weighted average
  shares outstanding (as
  adjusted for reverse
  split - see Note 3)            2,425,000       2,425,000       2,425,000       2,425,000       2,244,150
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

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                       Three                     Six
                                    Months ended             Months ended          Date of
                                      June 30,                 June 30,          Inception to
                               ---------------------     ---------------------     June 30,
                                 2002         2001         2002         2001         2002
                               --------     --------     --------     --------     --------
Cash Flows From
Operating Activities:
  Continuing operations
    Net income                 $     --     $     --     $     --     $     --     $(14,675)
                               --------     --------     --------     --------     --------

Noncash items included in
 net income (loss):
  Stock issued for
  professional services              --           --           --           --        2,175

Changes in Assets and
Liabilities:
  Increase in deferred
    tax asset                        --           --           --           --       (1,875)
  Increase in valuation
    allowance                        --           --           --           --        1,875
                               --------     --------     --------     --------     --------

    Net adjustments                  --           --           --           --        2,175
                               --------     --------     --------     --------     --------

Cash Used by
Operating Activities                 --           --           --           --      (12,500)
                               --------     --------     --------     --------     --------

Cash Flows From Financing
 Activities:
  Stock issued for cash              --           --           --           --       12,500
                               --------     --------     --------     --------     --------

Cash Provided by
  Financing Activities               --           --           --           --       12,500
                               --------     --------     --------     --------     --------

Net change in cash                   --           --           --           --           --

Cash at beginning
  of period                          --           --           --           --           --
                               --------     --------     --------     --------     --------

Cash at end of period          $     --     $     --     $     --     $     --     $     --
                               ========     ========     ========     ========     ========

SUPPLEMENTAL DISCLOSURES
  Amount paid for interest     $     --     $     --     $     --     $     --     $     --
                               ========     ========     ========     ========     ========

  Amount paid for
    income taxes               $     --     $     --     $     --     $     --     $     --
                               ========     ========     ========     ========     ========

   The accompanying notes are an integral part of these Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 June 30, 2002 (unaudited) and December 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES AND BUSINESS ACTIVITY

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's form 10-KSB for the year ended December 31, 2001.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to June 30, 2002. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is still seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

NOTE 3 - RECAPITALIZATION

     On April 3, 2002, the Company announced a 1 for 5 reverse stock split for stockholders of record on April 16, 2002, effective on a date selected by the Board of Directors on or after May 12, 2002. Par value was to remain at $0.001 per common share. Concurrent with its announcement of the reverse stock split, the Company announced its intention to amend its certificate of incorporation to increase the authorized number of common stock shares to 100,000,000 shares. Subsequent to June 30, 2002, the Board of Directors canceled the reverse split and amendment to the certificate of incorporation.

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

          (iv) Company has no employees, nor will it have any over the next twelve (12) months unless it merges with or acquires a company with employees.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HERITAGE WORLDWIDE, INC.
                                          (Registrant)


Date: August 5, 2002                By: /s/ John Thompson
                                        ----------------------------------------
                                        John Thompson
                                        Director, President (Principal Executive
                                        Officer) and Treasurer (Principal
                                        Financial Officer)

     The undersigned, the Chief Executive Officer and Chief Financial Officer of the Registrant, certifies that this report complies with all of the requirements of section 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: August 5, 2002                By: /s/ John Thompson
                                        ----------------------------------------
                                        John Thompson