Form 10QSB
period 2002-09-30
HERITAGE WORLDWIDE INC
filed 2002-11-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                       Commission file number [000-28277]

                            HERITAGE WORLDWIDE, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                                  13-4196258
  --------------                                              --------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                             Identification  No.)


712  Fifth  Avenue,  7th  Floor,  New  York,  NY                  10019
------------------------------------------------              -----------
(Address  of  principal  executive  offices)                  (Zip  Code)

                                 (212) 582-3400
                          -----------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 1, 2002, the issuer had outstanding 2,425,000 shares of Common Stock.

Transitional  Small  Business  Disclosure  Format:  Yes  |_|  No  |X|

                            HERITAGE WORLDWIDE, INC.
                               SEPTEMBER 30, 2002
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                     Page Number

                               Special Note Regarding Forward Looking Information    3


                                       PART I - FINANCIAL INFORMATION

Item 1.                         Financial Statements                                 4
Item 2.                         Management's Plan of Operation                       9
Item 3.                         Controls and Procedures                              9

                                       PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings                                    9
Item 2.                         Changes in Securities and Use of Proceeds            9
Item 3.                         Defaults in Senior Securities                        9
Item 4.                         Submission of Matters to a Vote of Security Holders  9
Item 5.                         Other Information                                    9
Item 6.                         Exhibits and Reports on Form 8-K                     9

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                     HERITAGE WORLDWIDE, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS



                                                 September 30, December 31,
                                                     2002         2001
                                                -------------  -------------
                                                 (unaudited)

Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . .  $         -    $         -
                                                -------------  -------------

Other Assets:
  Deferred tax asset, net of valuation
    allowance (Note 4) . . . . . . . . . . . .            -              -
                                                -------------  -------------

Total Assets . . . . . . . . . . . . . . . . .  $         -    $         -
                                                =============  =============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Stockholders' Equity (Deficit):

Common stock, $0.001 par value authorized
  50,000,000 shares, 2,425,000
  shares issued at September 30,
  2002, and December 31, 2001. . . . . . . . .  $     2,425    $      2,425

Additional paid-in-capital . . . . . . . . . .       12,250          12,250

Deficit accumulated during the
  development stage. . . . . . . . . . . . . .      (14,675)        (14,675)
                                                -------------  -------------

Total Liabilities and Stockholders' Equity . .  $         -     $         -
                                                =============  =============




              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                 Three                   Nine
                              Months  ended           Months  ended         Date of
                              September  30,          September  30,      Inception to
                          --------------------    -------------------     September 30,
                           2002      2001         2002      2001              2002
                          ---------  ---------    --------- ---------     ------------
Net Sales. . . . . . . .  $       -  $       -    $      -  $       -      $       -

Cost of Goods Sold . . .          -          -           -          -              -
                          ---------  ---------    --------- ---------     -----------

Gross Profit . . . . . .          -          -           -          -              -
                          ---------  ---------    --------- ---------     -----------

Expenses
  Professional services.          -          -           -          -         14,675
                          ---------  ---------    --------- ---------     -----------

Net (loss) before
  income taxes . . . . .          -          -           -          -        (14,675)

Income Taxes . . . . . .          -          -           -          -              -
                          ---------  ---------    --------- ---------     -----------

Net (loss) . . . . . . .  $       -  $       -    $      -  $       -     $  (14,675)
                          =========  =========    ========- =========     ===========

Net income (loss)
  per common share from
  Continuing operations
  (See Note 3) . . . . .          -          -           -          -     $    (0.01)
                          ---------  ---------    --------- ---------     ===========

  Weighted average
  shares outstanding
  (See Note 3) . . . . .  2,425,000  2,425,000    2,425,000 2,425,000       2,246,484
                          =========  =========    ========= =========     ===========




              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                          Three                  Nine
                                       Months ended           Months ended       Date  of
                                      September  30,         September  30,    Inception to
                                   -------------------    -------------------  September 30,
                                    2002      2001        2002      2001           2002
                                    --------- ---------   --------- ---------  -------------
Cash Flows From
Operating Activities:
  Continuing operations
    Net income . . . . . . . . . .  $       - $       -   $       - $       -  $(14,675)
                                    --------- ---------   --------- ---------  ---------

Noncash items included
 in net income (loss):
  Stock issued for
  professional services. . . . . .          -         -           -         -     2,175

Changes in Assets and
Liabilities:
  Increase in deferred
    tax asset. . . . . . . . . . .          -         -           -         -    (1,875)
  Increase in valuation
    allowance. . . . . . . . . . .          -         -           -         -     1,875
                                    --------- ---------   --------- ---------  ---------

    Net adjustments. . . . . . . .          -         -           -         -     2,175
                                    --------- ---------   --------- ---------  ---------

Cash Used by
Operating Activities . . . . . . .          -         -           -         -   (12,500)
                                    --------- ---------   --------- ---------  ---------

Cash Flows From Financing
Activities:
  Stock issued for cash. . . . . .          -         -           -         -    12,500
                                    --------- ---------   --------- ---------  ---------

Cash Provided by
Financing Activities . . . . . . .          -         -           -         -    12,500
                                    --------- ---------   --------- ---------  ---------

Net change in cash . . . . . . . .          -         -           -         -         -

Cash at beginning
  of period. . . . . . . . . . . .          -         -           -         -         -
                                    --------- ---------   --------- ---------  ---------

Cash at end of period. . . . . . .  $       - $       -   $       - $       -  $      -
                                    ========= =========   ========= =========  =========

SUPPLEMENTAL DISCLOSURES
  Amount paid for interest          $       - $       -   $       - $       -  $      -
                                    ========= =========   ========= =========  =========

  Amount paid for
    income taxes . . . . . . . . .  $       - $       -   $       - $       -  $      -
                                    ========= =========   ========= =========  =========


              The accompanying notes are an integral part of these
                              Financial Statements.

                     HERITAGE WORLDWIDE, INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2002 (unaudited) and December 31, 2001


NOTE 1 - SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES  AND  BUSINESS  ACTIVITY

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's form 10-KSB for the year ended December 31, 2001.

NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to September 30, 2002. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is still seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

NOTE 3 - RECAPITALIZATION

On April 3, 2002, the Company announced a 1 for 5 reverse stock split for stockholders of record on April 16, 2002, effective on a date selected by the Board of Directors on or after May 12, 2002. Par value was to remain at $0.001 per common share. Concurrent with its announcement of the reverse stock split, the Company announced its intention to amend its certificate of incorporation to increase the authorized number of common stock shares to 100,000,000 shares. On August 1, 2002, the Board of Directors rescinded the reverse split and amendment to the certificate of incorporation.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

99.1     Certificate  of  Chief  Executive  Officer
99.2     Certificate  of  Chief  Financial  officer

          None.

     (b)     Reports  on  Form  8-K

 None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HERITAGE  WORLDWIDE,  INC.
                                   (Registrant)


Date:  November  14,  2002     By: /s/  Fabrice  Viguier
                                   ---------------------
                                 Fabrice  Viguier
                                 Director,  President  (Principal
                                 Executive  officer)  and  Treasurer
                                 (Principal Financial  Officer)

                                 CERTIFICATIONS

     I,  Fabrice  Viguier,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Heritage Worldwide, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  14,  2002            /s/  Fabrice  Viguier
                                           ---------------------
                                           Principal  Executive  Officer

                                 CERTIFICATIONS

     I,  Fabrice  Viguier,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Heritage Worldwide, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date:  November  14,  2002             /s/  Fabrice  Viguier
                                            ---------------------
                                           Principal  Financial  Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Heritage Worldwide, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fabrice Viguier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Qxley Act of 2002, that;

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Fabrice  Viguier
    ----------------
     Chief  Executive  Officer
     November  14,  2002

                                                                     EXHBIT 99.2


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Heritage Worldwide, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fabrice Viguier, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Qxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.



/s/  Fabrice  Viguier
     ----------------
     Chief  Financial  Officer
November  14,  2002