Form 10KSB
period 2002-12-31
HERITAGE WORLDWIDE INC
filed 2003-04-04
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB


 (Mark  One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

     [ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934


             For  the  transition  period from ______________ to _______________


             Commission  file  number  000-28277
                                       ---------


                               Heritage Worldwide, Inc.
                               ------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                                      13-4196258
     -----------------                     -------------------------------------
     (State  or  other  jurisdiction                  (IRS  Employer
   of  incorporation  or  organization)              Identification No.)


                     38 Hertford St. London, England W1Y7TG
                     --------------------------------------
               (Address of principal executive offices)(Zip Code)


Issuer's  telephone  number     020  7355  2051
                                ---------------

Securities  registered  under  Section  12(b)  of  the  Act:  None
                                                              ----

Securities  registered  under  Section 12(g) of the Act: Common Stock, par value
                                                         -----------------------
$.001  per  share
-----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $0

As of March 15, 2003, there were 16,166,667 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 427,000 shares are held by non affiliates of the registrant. The market value of securities held by non-affiliates is $431,300 based on an assumed market value per share of $1.01 based on the most recent sale price per share of the registrant's common stock on March 12, 2003.

Transitional  Small  Business  Disclosure  Format  (check  one):

Yes             No   X


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10 KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

                                              TABLE OF CONTENTS
                                              -----------------
ITEM NUMBER AND CAPTION                                                                                 PAGE
-----------------------                                                                                 ----
      Special  Note  Regarding  Forward-Looking  Statements                                               4

PART I

  1.  Description of Business                                                                             4

  2.  Description of Property                                                                             11

  3.  Legal Proceedings                                                                                   12

  4.  Submission of Matters to a Vote of Security Holders                                                 12

PART II

  5.  Market for Common Equity and Related Stockholder Matters                                            12

  6.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                                               13

  7.  Financial Statements                                                                                14

  8.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                                                14

PART III

  9.  Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act                                                   14

  10. Executive Compensation                                                                              15

  11. Security Ownership of Certain Beneficial Owners and Management                                      15

  12. Certain Relationships and Related Transactions                                                      17

  13. Exhibits and Reports on Form 8-K                                                                    17

  14. Controls and Procedures                                                                             18


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial
Condition and Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

DEVELOPMENT  OF  THE  BUSINESS

     Heritage Worldwide, Inc. ("Heritage" or the "Company") was incorporated in Louisiana in 1983 under the name of Summit Productions, Inc. In February, 1997 the Company changed its name to Heritage Productions, Inc. It was initially formed for the purpose of developing, producing and financing record albums, cassette tapes and compact discs primarily for country and gospel music.

     In March 1998, Hershey Moss, a private investor in St. Louis, Missouri, acquired a controlling interest in the Company with the intent of finding an acquisition target or merger candidate for the Company. In July 2000, Mr. Moss and the Company entered into an agreement (the "Option Agreement") with a group of investors consisting of Ocean Strategic Holdings Limited, Global Strategic Holdings Limited, GEM Singapore Limited, GEM Global Yield Fund Limited and Howard Blum (the "Investors") granting an option to the Investors to purchase an aggregate of 2,048,000 shares of the Company's common stock from Mr. Moss.

     In October 2000, the Investors purchased an aggregate of 2,048,000 shares of the Company's common stock from Mr. Moss pursuant to the Option Agreement. The Investors acquired this interest in the Company with the intent of finding an acquisition target or merger candidate for the Company.

     In connection with the agreement with the GEM Group, the Company formed a wholly owned subsidiary, HP Acquisitions, Inc., a Delaware corporation, and issued 12,000,000 shares to HP Acquisitions, Inc. in anticipation of a possible acquisition of a potential target identified by the Investors. No such acquisition was ever undertaken. Such shares remain registered in the name of HP Acquisitions, Inc., which is an inactive, wholly owned subsidiary of the Company.

     The Company, through February 28, 2003 had no active operations. As such, the Company:

(i)     had  no  products  or  services;
(ii)    had  not  engaged  in  or  publicly  announced any product development;
(iii)   had  not  engaged  in  any  research  and  development  activities;
(iv)    was  not  engaged  in  any  industry;  and
(v)     had  no  full  or  part-time  employees.

     In the third quarter of 2001, the Company's Board of Directors and the majority shareholders approved the change of the Company's domicile to Delaware and reincorporated the Company under the laws of the state of Delaware because such action was believed to be in the best interests of the Company and its shareholders for several reasons. Principally, the Board of Directors believed that it was essential to be able to draw upon well-established principles of corporate governance in making legal and business decisions. The prominence and predictability of Delaware corporate law provide a reliable foundation on which the Company's governance decisions can be based, and the Company believed that shareholders and the Company would benefit from the responsiveness of Delaware corporate law and Delaware courts. For these reasons, it was believed that Delaware would offer a more favorable and "user friendly" corporate environment for the efficient operation of a business. Therefore, in September 2001, Heritage Productions, Inc., a Louisiana corporation, was merged with and into Heritage Worldwide, Inc. The trading symbol of the Company's common stock was changed to "HWWI."

THE  ACQUISITION  OF  POLY  IMPLANT  PROTHESES,  S.A.

     Heritage entered in to an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity. The transactions contemplated by the Agreement closed on March 1, 2003.

     Under the terms of the Agreement, the Company acquired 225,504 shares of the capital stock of PIP. PIP is a manufacturer and international distributor of breast implants, body support products and other implants. It is anticipated that the Company will change its name to "PIP Worldwide, Inc." or a variation thereof sometime after the closing and in the interim may file appropriate applications with various state governments to do business under the assumed name of "PIP Worldwide" or a variation thereof.

     The shares of capital stock acquired by the Company under the agreement represent 99.3% of the outstanding capital stock of PIP. As consideration for the PIP capital stock, Heritage issued to Milo, the principal shareholder of PIP, a total of 13,741,667 shares of its common stock. After the closing of the acquisition, Milo has direct and beneficial ownership and control of 85% of the outstanding common stock of the Company. The common stock was issued to Milo in a private placement without registration under the Securities Act of 1933, as amended.

     Among other things, the Agreement provides that GEM Emerging Markets Ltd. and its designees (the "Advisor") will use their best efforts to raise $1,000,000 in a private placement (the "Private Placement") of the Company's common stock. The Private Placement will consist of 1,000,000 shares of common stock being offered at $1.00 per share, $500,000 of which is proposed to be invested by no later than 30 days after the closing of the acquisition (the

"First Investment Period") and $500,000 of which is proposed to be invested by no later than 90 days after the closing of the acquisition (the "Second Investment Period").

     The Advisor will receive warrants to purchase one share of Common Stock for each $1.00 raised in the Private Placement in the First Investment Period, up to a maximum of 500,000 warrants. The Advisor will also receive warrants to purchase one share of Common Stock for each $1.00 raised in the Private Placement in the Second Investment Period, up to a maximum of 500,000 warrants. Each warrant will entitle the holder thereof to purchase Common Stock at a price of $1.00 per share, for a period of five years commencing on the date the warrant is issued (the "Advisor Warrants"). The Company has entered into a Registration Rights Agreement with the holders of the Advisor Warrants under which the holders will have "piggyback" registration rights that will allow such holders to register the common stock issuable on exercise of the Advisor Warrants in any registration statement filed by the Company. The Advisor
Warrants were issued at the closing of the acquisition and will be held in escrow to be delivered (a) to the Advisor if and when they are entitled to receive them or (b) to the Company for cancellation if and when the right of the Advisor to receive them expires.

     At the closing of the acquisition, GEM Global Yield Fund, Inc., GEM Singapore, Ltd., Ocean Strategic Holdings Ltd. and Global Strategic Holdings Ltd., which were the principal shareholders of the Company prior to the acquisition (the "Former Principal Shareholders"), and Milo entered into a Stockholders' Agreement (the "Stockholders' Agreement") dated March 1, 2003. The Stockholders' Agreement provides, among other things, that:

(1) The Former Principal Shareholders will not sell more than 1,000,000 shares of the Company's common stock during the 120-day period following the closing.

(2) The Former Principal Shareholders will not sell more than 1,500,000 shares of the Company's common stock during the 240-day period following the closing, including any shares sold in the 120-day period following the closing. The Former Principal Shareholders have delivered their certificates for the Company's common stock into escrow to ensure their compliance with these restrictions on sale.

(3) Milo has the right to participate, on a share for share basis, in any block sale of Company common stock in excess of 300,000 shares that is arranged by any of the Principal Shareholders.

(4) The Former Principal Shareholders and Milo will vote their shares for two members of the Board of Directors of Company designated by Milo.

(5) The Former Principal Shareholders and Milo will vote their shares for one member of the Board of Directors of Company designated by the Principal Shareholders, for so long as the Former Principal Shareholders collectively hold at least 7% of the Company's outstanding common stock.

(6) The Former Principal Shareholders and Milo will vote their shares for a sufficient number of mutually agreeable "independent" directors of Company to comply with all applicable laws and any listing requirements of any stock exchange or automated quotation system on which the Company's common stock is then listed or traded.

(7) The Former Principal Shareholders and Milo will vote their shares for up to two nominees to the Company's audit committee and compensation committee designated by Milo.

(8) The Advisor Warrants may not be transferred by their holders without the consent of Milo.

(9) Any stock issued upon the exercise of any of the Advisor Warrants may not be sold for a period of two years following the issuance of the Advisor Warrants.

(10) The Stockholders' Agreement will terminate upon the earlier to occur of the following: (a) as to a Former Principal Shareholder or an assignee of any Advisor Warrants, upon such entity or person no longer owning common stock of Company; or (b) if and when the Company has consummated a public offering with gross proceeds of not less than $10 million.

     The determination of the number of shares of Heritage common stock exchanged for the PIP capital stock was determined in arms-length negotiations between the Boards of Directors of Heritage and of Milo. The negotiations took into account the value of PIP's financial position, results of operations, products, prospects and other factors relating to PIP's business. There are no material relationships between PIP and the Company or any of the Company's affiliates or any director or officer of the Company, or any affiliate of any such officer or director.

THE  ACQUIRED  BUSINESS

GENERAL

     Poly Implants Protheses, S.A. (PIP) was formed as a French limited liability entity in 1991. PIP is currently the third leading manufacturer of breast implants sold in the international market. PIP also manufactures body support products and other implants. PIP currently sells its products in 40 countries worldwide. PIP is not now selling any of its products in the U.S. market. PIP previously sold certain breast implant products in the U.S. market but such sales ceased in May 2000 as a result of changes in FDA regulations.
PIP intends to re-enter the U.S. market when it can satisfy current FDA requirements.

PRODUCTS

     PIP's principal products are breast implants. PIP develops, manufactures, and markets a diverse line of such implants, consisting of a variety of shapes, sizes, and textures. PIP's breast implants consist of a shell filled with either saline solution or gel. This shell may be produced with either a smooth or textured surface. PIP's breast implants are available in many variations to meet customers' preferences and needs. Its breast implants are sold for use in breast augmentation, for cosmetic reasons and for reconstructive surgery, following mastectomy.

     PIP was the first company to market a hydrogel breast prosthesis. The hydrogel implant was developed in response to claimed problems with silicone implants. PIP has not yet distributed or sold hydrogel breast implants in the U.S. market.

     In 1993, PIP marketed the first saline pre-filled breast implants. Unlike inflatable implants, they do not require additional manipulations during surgery. Such manipulation can be a source of complications, such as infection, leakage and deflation. PIP's saline pre-filled breast implants were successfully sold in the U.S. market until May 15, 2000, when, due to a change in FDA regulations, PIP suspended sales of its implants in the U.S. market and withdrew from the U.S. market.

     In 2002, PIP produced the first asymmetric prostheses. Asymmetric protheses consist of a set of two implants, each of which is designed for one side of the chest, and is specially fitted to conform to the shape of the thorax. Such design alleviates the risks of rotation that exists in the case of so-called anatomical prostheses.

MANUFACTURING

     PIP is an "ISO9001" approved company. The International Organization of Standardization (ISO) created this designation to award to organizations that design, develop, produce, install, and service products in accordance with the ISO quality control standards. Particularly outside the United States, ISO9001 is the international standard for quality assurance and quality design requiring those entities that seek such award to satisfy twenty sets of quality system criteria.

     PIP is also certified as an ISO 13485 manufacturer. ISO 13485 standards are analogous to ISO 9001 quality control standards but apply to manufacturing. All PIP products are CE labeled and certified, which allows them to be sold in the European Community. Manufacturing is performed in accordance with the FDA's Good Manufacturing Practices and the equivalent French standard, which is known as "BFP." PIP is registered with ANVAR, a French agency that, in appropriate cases, provides funding for those registered on terms that can be substantially more favorable than those available in the marketplace.

     PIP's pre-filled implants are manufactured by methods that are proprietary to PIP, including, in the case of gel-filled implants a French patent. PIP also has a U.S. and a European Community patent on certain of its breast implants.

COMPETITION

     PIP's major international competitors are two U.S. based public companies, Mentor Corp. and Inamed Corp. Based on publicly available sales figures, these two companies rank first and second respectively, in global sales of breast implants. PIP is currently ranked third. However, Mentor and Inamed currently control the U.S. market, which represents about 55% of the global market. PIP is currently ranked first in implant sales in Colombia and France, and second in England and Spain. PIP also competes internationally with Silimed, Eurosilicone, Nagor, Laboratories Sebbin and LPI, companies that tend to focus on regional or local markets.

     PIP's management believes that the principal factors permitting PIP products to compete effectively are high-quality, manufacture, product design and product consistency, management's knowledge of and sensitivity to market demands, surgeons' familiarity with PIP's products and its brand names, and PIP's ability to identify and develop products embodying new technologies.

MARKET

     The worldwide market for breast implants is believed to be about 450,000 implant pairs per year. As stated in "Competition" above, Inamed, Mentor, and PIP (in that order) have the most significant sales of these products in the global market, although a number of smaller companies focus on regional or local markets.

DISTRIBUTION

     PIP sells its products directly and through independent distributors and sales representatives to surgeons in approximately 40 countries (other than the United States) worldwide. PIP also employs telemarketing, which is designed to increase sales through follow-up on leads, and the distribution of product information to potential customers. PIP supplements its other marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, PIP sponsors symposia and educational programs to familiarize surgeons with the techniques and methods of using PIP's products.

     Prior to its withdrawal from the U.S. market, PIP sold breast implants in that market under a non-exclusive distribution agreement.

GOVERNMENT  REGULATION

     All of PIP's current products are medical devices intended for human use. In the U.S., implants such as those manufactured by PIP are subject to regulation and approval by the FDA, state agencies and, in certain other countries, by their respective health agencies. These regulations regulate the manufacturing, labeling, record keeping, clinical testing, and marketing of such implants and most of PIP's other products. Seeking required approvals, and complying with applicable laws and regulations on a continuing basis require the expenditure of substantial resources. Depending on the jurisdiction, regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the uses for which such product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with such a product may result in restrictions on its manufacture, sale, or use, or require its withdrawal from the market.

     Specifically, unless an exemption applies, each medical device that PIP may market in the U.S. in the future, will have to have 510(k) clearance or a Pre-Marketing Approval ("PMA") in accordance with the Federal Food, Drug, and Cosmetic Act. The FDA regulations issued pursuant to that Act set standards for such products, require proof of safety and effectiveness prior to marketing, require safety data and clinical protocol approval prior to evaluation in humans, establish "good manufacturing practices," and permit detailed inspection of manufacturing facilities. These regulations also require reporting of product defects to the FDA and prohibit export from the U.S. of any such product that does not comply with FDA regulations, unless the product does comply with established foreign regulations and, in addition, the FDA and the health agency of the importing country determine that it is not contrary to public health.

     FDA regulation divides medical devices into three classes. Breast implants are now regulated as Class III medical devices. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes information on the safety and effectiveness of the device. Other products that PIP may market in the U.S. in the future may or may not be in Class III devices.

     Until May 15, 2000, breast implants of PIP and others satisfied then-existing FDA regulations. However, as a result of the concerns raised about silicone breast implants, the FDA regulations were changed to require formal FDA approval of implants under the pre-market approval ("PMA") process. Although PIP has never manufactured or sold silicone-filled breast implants and had initiated the required clinical study for PMA approval of its breast implant products being distributed and sold in the U.S. market, not enough data were available by the regulatory deadline to obtain FDA approval at that time. As a result, on May 15, 2000, PIP breast implants were removed from distribution in the U.S.

     PIP filed an initial PMA application for its saline pre-filled breast implants in 1999. The required clinical study is ongoing. It is expected that a complete PMA submission, including the results of the required clinical study, will be made this year or in early 2004.

     PIP's products are subject to regulation in the countries in which it currently markets those products and are likely to be subject to regulation in other countries where it may market them in the future. Products marketed in the European Community must comply with the requirements of the European Medical Device Directive, or MDD, and be CE-marked to show their acceptability in that region. Medical device laws and regulations similar to those described above are also in effect in some of the other countries in which PIP's products are sold. These range from comprehensive device approval requirements for some or all of such medical device products to requests for product data or certifications. Failure to comply with these regulatory standards and requirements in any jurisdiction could significantly adversely affect PIP's ability to market and sell its products in those jurisdictions.

INTELLECTUAL  PROPERTY

     PIP has three patents, a French patent for certain of its manufacturing processes, a European Community patent for breast implants and a U.S. patent for breast implants. PIP believes that it has additional intellectual property consisting of trade secrets and know-how.


2003  PLANS

In  2003,  PIP  intends  to:

     1. Finalize its PMA submission as a prelude to reentering the U.S. market, if and when the required regulatory approval is received.

     2. Increase sales in other countries.

     3.  Add  new  products  to  its  product  line,  including:

          (a)  Wrinkle  reduction  products  for  clinical  use.
          (b)  Testicular  prostheses,  cast in one piece, without silicone gel.
          (c) Calf prostheses, cast in one piece, without silicone gel, fitted specifically for left or right side use, concave on the internal side.
          (d) Buttock prostheses, silicone-free, concave, fitted specifically for left or right side use.

     It is likely that these products will be subject to the same or similar regulatory requirements as PIP's current products, in each country where PIP may sell them in the future.

EMPLOYEES

     As of December 31, 2002, PIP had approximately 110 employees in active service at its facility in La Seyne-sur-Mer, in Southern France. These employees are represented by a labor union. PIP considers its relations with its employees to be satisfactory.

     PIP recognizes the importance of being environmentally responsible and the need to provide a safe and healthy workplace for its employees by complying with all applicable laws, rules, and regulations. During the past fiscal year, PIP received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety.

     PIP does not expect to make any significant capital expenditures to comply with environmental, health, or safety regulations in 2003. PIP believes that its current systems and processes are adequate for its current needs and its needs for the foreseeable future.

     PIP does not currently manufacture, distribute or sell any of its products in the U.S. market.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Neither PIP nor the Company owns any realty and neither has any agreements to acquire any. The Company's principal executive offices are currently located at 38 Hertford St., London, England W1Y7TG. Minimal office space is provided to the Company at that location on a rent-free basis by GEM Advisors, Inc., a financial advisor to the Company. It is anticipated that this arrangement will be temporary, until such time as appropriate arrangements can be made for offices meeting the needs of the Company in the New York metropolitan area. Until such time, the Company believes that the London space will meet its needs.

     PIP has offices and manufacturing facilities at 337 Avenue de Bruxelles, La Seyne-sur-Mer 83500, in southern France. The manufacturing facility is approximately 33,000 square feet in a two-story building that it rents pursuant to a lease which has 4 years remaining. PIP's annual rent for this office and
manufacturing  facility  is   300.000  (approximately  $315,000.)  The  Company
believes that such facilities are adequate for PIP's activities, for the foreseeable future.

     PIP's wholly owned subsidiary, PIP Espagne, has office facilities in San Sebastian, Spain, which it rents pursuant to a short-term lease. The annual rent for such office facility is 7,300 (approximately $8,000). These office facilities are used for the subsidiary's sales and marketing activities. The Company believes that this facility will meet the needs for PIP Espagne for the foreseeable future.

ITEM  3.  LEGAL  PROCEEDINGS

PENDING  AGAINST  PIP

     In connection with sales of its breast implant products in the United States from October 1996 to May 2000, PIP has received notice of claims relating to failures or defects in such products from at least 600 patients. Under its warranty replacement program and the agreement with the distributor, that distributed them, PIP agreed to replace such failed or defective products, through the distributor and to reimburse the distributor for payments of reimplantation fees to surgeons by the distributor in amounts of up to $1,000 per occurrence ("Warranty Limit"). As a result, PIP is liable, as of the date of this report for at least $600,000 in respect of such claims, in addition to either giving the distributor credits for replacement products or providing such distributor with the replacement products.

     In addition, PIP has received notice of approximately 15 additional claims with respect to its Products, for which PIP may be liable in amounts in excess of the Warranty Limit. PIP has agreed to make payments in amounts not to exceed $5,000 each to settle three of such claims and may be required to make additional payments in the future in respect of other claims related to its Products under its warranty replacement program.

PENDING  AGAINST  HERITAGE

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM  5.      MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Our Common Stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Our shares are listed under the symbol "HWWI."

     The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of the our Common Stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                   Common Stock

Year Ended December 31, 2002           High  Low
----------------------------           ----  ---
First Quarter. . . . . . . .           .30  .30

Second Quarter . . . . . . .           .30  .15

Third Quarter. . . . . . . .           .15  .15

Fourth Quarter . . . . . . .           .50  .15


Year Ended December 31, 2001           High  Low
----------------------------           ----  ---

First Quarter. . . . . . . .           .28  .19

Second Quarter . . . . . . .           .51  .15

Third Quarter. . . . . . . .           .90  .26

Fourth Quarter . . . . . . .           .80  .20



     On  March  12,  2003, the closing bid price for our common stock was $1.01.

     There are currently 16,166,667 shares of common stock issued and outstanding, excluding 12,000,000 shares issued to a wholly owned subsidiary of the Company in anticipation of a potential acquisition. There are no warrants or options issued or outstanding. There are approximately 95 shareholders of record. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future. The Company does not have any securities authorized for issuance under any equity compensation plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     During the year ended December 31, 2002, the Company's plan of operation had been to seek an attractive acquisition or merger candidate. Since the Company's cash requirements were essentially nil, there were no plans to raise additional capital within the year ended December 31, 2002. No product research and development was undertaken and there were no sales or purchases of plant and equipment during the year ended December 31, 2002. There were no plans to hire employees during the year ended December 31, 2002. On March 1, 2003, the Company
closed  its  acquisition  of  PIP.   The  Company  intends  to  file  financial
statements of PIP and Management's Discussion and Analysis of Financial Condition and Results of Operations of PIP by May 13, 2003 on an amendment to the Report on Form 8-K, Date of Report February 28, 2003, filed on March 13, 2003 that was filed with respect to the Company's acquisition of PIP.

RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001

     The Company's revenues were nil for the year ended December 31, 2002 as compared to nil for the year ended December 31, 2001. Similarly, the Company incurred no expenses for the year ended December 31, 2002 as compared to no expenses incurred for the year ended December 31, 2001.

RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO DECEMBER 31, 2000

     The Company's revenues were nil for the year ended December 31, 2001 as compared to nil for the year ended December 31, 2000. Similarly, the Company incurred no expenses for the year ended December 31, 2001 as compared to no expenses incurred for the year ended December 31, 2000.

     As of December 31, 2002, the Company was a development stage company. It had yet to commence any operations. From the Company=s inception through the date of the financial statements included in this report, the Company did not have any revenue or earnings. As of December 31, 2002, the Company had no assets or liabilities. Currently the assets and liabilities of the Company consist of the assets and liabilities of PIP, including its wholly owned subsidiary, PIP Espagne.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The table below shows certain information about each of the Company's officers and directors.

     Name                  Age     Position
     ----                  ---     --------
     Fabrice  Viguier      29      Sole  Director  and  President,
                                   Treasurer  and  Secretary

     The sole Director and Executive Officer of the Company is Fabrice Viguier. Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.

     The Company anticipates an increase in the number of Directors from one to seven. Pursuant to the Stockholders' Agreement herein before referred to, two of those Directors will be designated by the Company's majority shareholder, Milo Finance S.A., one of those Directors will be designated the Former Principal Shareholders, each of which currently owns approximately 3.1% of the issued and outstanding shares of the Company, and four independent directors agreeable to both the current majority shareholder, MILO Finance, S.A. and the Former Principal Shareholders.

     FABRICE  VIQUIER,  SOLE  DIRECTOR,  PRESIDENT,  DIRECTOR  AND  SECRETARY

     Mr. Viguier, 29, has held the offices of President, Treasurer and Secretary and has been sole Director of the Company since October 16, 2002. Mr. Viguier has been a Managing Director for Global Emerging Markets (GEM) operations in Paris since January 2002. Prior to joining GEM, Mr. Viguier was an investment banker at Quartz Investments, Merrill Lynch private investment and at Plantagenet Capital Management investment fund. Mr. Viguier attended San Francisco State University.

     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Directors and Officers of the Company were in timely compliance with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

ITEM  10.  EXECUTIVE  COMPENSATION

     EXECUTIVE  COMPENSATION

     The following table shows compensation earned during the fiscal years ended December 31, 2002, 2001 and 2000 by our executive officers.

                                                SUMMARY COMPENSATION TABLE
                                                                                                 Long Term Compensation
                                                   Annual Compensation                          Awards             Payouts
                                                                                       Restricted   Securities          All Other
                                                                        Other Annual     Stock      Underlying   LTIP    Compen-
Name &                                            Salary       Bonus    Compensation     Awards      Options/   Payouts   sation
Principal Position                 Year            ($)          ($)         ($)           ($)        SARs (#)     ($)      ($)
Fabrice Viguier
President, Treasurer and
Secretary                          2002            -0-          -0-         -0-           -0-          -0-        -0-      -0-
                                   2001            -0-          -0-         -0-           -0-          -0-        -0-      -0-
                                   2000            -0-          -0-         -0-           -0-          -0-        -0-      -0-



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following information relates to those persons known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Company (other than shares issued to HP Acquisitions, Inc., a wholly-owned subsidiary of the Company) outstanding as of March 10, 2003.

                            NAME AND                            AMOUNT AND
TITLE OF                    ADDRESS OF                          NATURE OF                   PERCENTAGE
CLASS                       BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP        OF CLASS*
--------------------------  ---------------------------------   --------------------        ----------
Common Stock, par. . . . .  GEM Global Yield Fund Limited       499,500 shares              3.1%
value $.001 per share. . .  c/o 38 Hertford St.
London, England W1Y 7TG. .                                      Direct

Common Stock, par. . . . .  GEM Singapore Limited               499,500 shares              3.1%
value $.001 per share. . .  c/o 38 Hertford St.                 Direct
                            London, England W17 7TG

Common Stock, par. . . . .  Global Strategic Holdings Limited   499,500 shares              3.1%
value $.001 per share. . .  11 Bath St.
                            St. Helier, Jersey JE4 0YZ          Direct

Common Stock, par. . . . .  Ocean Strategic Holdings Limited    499,500  shares             3.1%
value $.001 per share. . .  11 Bath St.
                            St. Helier, Jersey JE4 0YZ          Direct

Common Stock, par. . . . .  Milo Finance, S.A.                  13,741,667shares           85.0%
value $.001 per share. . .  2 rue Jean Engling
                            LX 1510 Luxembourg                  Direct


* Based on 16,166,667 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly owned subsidiary of the Company.

     SECURITY  OWNERSHIP  OF  MANAGEMENT

     The number of shares of Common Stock of the Company owned by the Directors and Executive Officers of the Company as of March 10, 2003 is as follows:

                            NAME AND                            AMOUNT AND
TITLE OF                    ADDRESS OF                          NATURE OF                   PERCENTAGE
CLASS                       BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP        OF CLASS*
--------------------------  ---------------------------------   --------------------        ----------
Common Stock, par. . . . .  Fabrice Viguier                     0                           0
value $.001 per share

Common Stock, par. . . . .  All Officer and Directors as
value $.001 per share. . .  a Group (one person)                0                           0



_________________

* Based on 16,166,667 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly owned subsidiary of the Company.

_________________

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
1.     FINANCIAL  STATEMENTS                                        PAGE

          Report  of Rogoff & Company, P.C.,
          Independent  Certified  Public  Accountants               F  1

          Balance Sheets as of December 31, 2002 and 2001           F  2

          Statements  of  Income  for  the  years  ended
          December  31,  2002,  and  2001                           F  3

          Statements  of  Cash  Flows  for  the  years  ended
          December  31,  2002  and  2001                            F  4

          Statement  of  Stockholders'  Equity  for  the  years
          ended  December  31,  2002  and  2001                     F  5

          Notes  to  Financial  Statements                          F  6

2.     FINANCIAL  STATEMENT  SCHEDULES

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     EXHIBITS

     (a)     The  following  exhibits  are  included  as  part  of  this report:

     EXHIBIT
     NUMBER                 TITLE  OF  DOCUMENT
     -------  -----------------------------------------------------------------
     2.1*     Agreement and Plan of Reorganization between Heritage Productions,
                 Inc. and  Heritage  Worldwide,  Inc.  dated  May  18,  2001

     2.2**    Acquisition  Agreement  between Heritage Worldwide, Inc., Poly
                 Implant Protheses, S.A. and Milo Finance, S.A. dated February 28, 2003

     3.1*     Certificate  of  Incorporation  of  Registrant

     3.2*     By-laws  of  Registrant

    10.1**    Stockholders'  Agreement  dated  March  3,  2003

    10.2**    Registration  Rights  Agreement  dated  March  3,  2003

    10.3**    Warrant  Escrow  Agreement  dated  March  3,  2003

    10.4**    Form  of  Advisor  Warrants  dated  March  3,  2003

    10.5**    Restricted  Stock  Escrow  Agreement  dated  March  3,  2003

    21        List  of  Subsidiaries  of  the  Registrant

_______________

     * Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14c filed June 21, 2001.

     ** Incorporated by reference to the Registrant's Report on Form 8-K, Date of Report February 28, 2003, date filed March 13, 2003

     (b)     Reports  on  Form  8-K.

     Registrant filed a report on Form 8-K, Date of Report February 28, 2003, date filed March 13, 2003. The report described a change in control and an acquisition of assets, both in connection with an Acquisition Agreement dated February 28, 2003 among Registrant, Milo Finance, S.A. and Poly Implants Protheses, S.A.

ITEM  14.  CONTROLS  AND  PROCEDURES.

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

                                         HERITAGE PRODUCTIONS, INC.


     Dated:  March  25,  2003                By:  /s/  Fabrice  Viguier
                                                  ---------------------
                                                  Fabrice  Viguier
                                                  President  and  Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of March, 2003.


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

                     [Letterhead of Rogoff & Company, P.C.]


                          Independent Auditors' Report
                          ----------------------------


The  Board  of  Directors  and  Stockholders
Heritage  Worldwide,  Inc.  and  Subsidiary:


We have audited the accompanying consolidated balance sheets of Heritage Worldwide, Inc. (A development stage Company) and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders equity for the period from March 23, 1982(inception) to December 31, 2002 and for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Worldwide, Inc. and Subsidiary at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no operations and has incurred losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ROGOFF  &  COMPANY,  P.C.

Rogoff  &  Company,  P.C.
New  York,  New  York
March  8,  2003




                                       F 1

                            HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                                 (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                            ------

                                                                                December 31,
                                                                               2002       2001
                                                                               ----       ----
Current Assets
  Cash                                                                      $     -    $     -
                                                                            -------    -------

Other Assets
  Deferred tax asset, net of valuation
    allowance (Note 4)                                                            -          -
                                                                            -------    -------

Total Assets                                                                $     -    $     -
                                                                            =======    =======


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------

Stockholders' Equity (Deficit)

Common stock, $0.001 par value authorized
  50,000,000 shares, 2,425,000
  shares issued at
  December 31, 2002 and 2001                                                $ 2,425    $ 2,425

Additional paid-in-capital                                                   12,250     12,250

Treasury stock, 12,000,000 shares at
 December 31, 2002 and 2001                                                       -          -


Deficit accumulated during the
  development stage                                                         (14,675)   (14,675)
                                                                            -------    -------

Total Liabilities and Stockholders' Equity                                  $     -    $     -
                                                                            =======    =======




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                       F 2

                          HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Date of
                                                               Years ended      Inception to
                                                               December 31,     December 31,
                                                              --------------    ------------
                                                             2002      2001         2002
                                                             ----      ----         ----
Net Sales                                               $       -  $       -    $       -
Cost of Goods Sold                                              -          -            -
                                                        ---------  ---------    ---------
Gross Profit                                                    -          -            -
                                                        ---------  ---------    ---------


Expenses
  Professional services                                         -          -       14,675
                                                        ---------  ---------    ---------

Net (loss) before income taxes                                 -          -      (14,675)

Income Taxes (Note 4)                                           -          -            -
                                                        ---------  ---------    ---------

Net (loss)                                             $       -  $       -    $ (14,675)
                                                        =========  =========    =========

Net (loss) per common share -
  Basic                                                        -          -     $  (0.01)
                                                        ---------  ---------    ---------

  Weighted average shares outstanding.                  2,425,000  2,425,000    2,248,757
                                                        =========  =========    =========





              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                       F 3

                         HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Date of
                                                               Years ended      Inception to
                                                               December 31,     December 31,
                                                              --------------    ------------
                                                             2002      2001         2001
                                                             ----      ----         ----
Cash Flows from Operating Activities:
  Continuing operations
    Net loss                                            $       -  $       -    $ (14,675)
                                                        ---------  ---------    ---------

Non-cash items included in net loss
  Stock issued for professional services
    rendered                                                    -          -        2,175
                                                        ---------  ---------    ---------

    Net adjustments                                             -          -        2,175
                                                        ---------  ---------    ---------

Cash Used by Operating Activities                               -          -     (12,500)
                                                        ---------  ---------    ---------

Cash Flows from Financing Activities:
  Stock issued for cash                                          -          -      12,500
                                                        ---------  ---------    ---------

Cash Provided by Financing Activities                            -          -      12,500
                                                        ---------  ---------    ---------

Net change in cash                                              -          -            -

Cash at beginning of period                                     -          -            -
                                                        ---------  ---------    ---------

Cash at end of period                                    $       -  $       -    $  2,175
                                                        =========  =========    =========



Supplemental schedule of non - cash
   activities

Common stock issued for services                         $       -  $       -    $  2,175
                                                        =========  =========    =========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                       F 4

                          HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                                (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                               Addi-
                                       Common      Common     tional      Accumu-
                                       Stock       Stock      Paid-In      lated
                                       Shares      Amount     Capital     Deficit       Total
                                       ------      ------     -------     -------       -----
Issuance of shares of common
stock during fiscal year 1983,
for professional services
rendered                            2,175,000   $   2,175           -   $        -   $   2,175

Net loss March 23, 1983 to
  December 31,1983                          -           -           -       (2,175)     (2,175)
                                    ---------   ---------   ---------   ----------   ---------
Balance, December 31, 1983          2,175,000       2,175           -       (2,175)          -

There were no transactions
from January 1, 1984 to
December 31, 1996

Issuance of common stock for
cash during fiscal year 1997          250,000         250      12,250            -      12,500

Net loss for fiscal 1997                    -           -           -      (12,500)    (12,500)
                                    ---------   ---------   ---------   ----------   ---------
Balance, December 31, 1997          2,425,000       2,425      12,250      (14,675)          -

There were no transactions
from January 1, 1998 to
December 31, 1999

Issuance of shares in
exchange for 100% of shares
of H.P. Acquisitions, Inc.
July 5, 2000                       12,000,000           -           -            -           -

Stock of wholly owned
subsidiary treated as
treasury stock                    (12,000,000)          -           -            -           -

Net income for fiscal 2000                  -           -           -            -           -
                                    ---------   ---------   ---------   ----------   ---------
Balance, December 31, 2000          2,425,000       2,425      12,250      (14,675)          -

Net income for fiscal 2001                  -           -           -            -           -
                                    ---------   ---------   ---------   ----------   ---------
Balance, December 31, 2001          2,425,000       2,425      12,250      (14,675)          -

Net income for fiscal 2002                  -           -           -            -           -
                                    ---------   ---------   ---------   ----------   ---------
Balance, December 31, 2002          2,425,000   $   2,425   $  12,250   $  (14,675)  $       -
                                    =========   =========   =========   ==========   =========




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                       F 5

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE  1  -  ORGANIZATION  AND  BUSINESS  ACTIVITY

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

The main purposes of forming the Company were to develop, finance, and produce record albums, cassette tapes, and compact discs for domestic distribution, operate music publishing firms, and engage in the business of providing personal and business management services. However, as of the date of these financial statements, there has been no business activity conducted by the Company since its formation. On February 28, 2003, as a result of a change in business plan, the Company acquired 99% of the outstanding stock of a manufacturer and distributor of breast implants, body support products and other implants (see note 7).

The accompanying consolidated financial statements present the results of operations of the Company and its wholly owned subsidiary H.P. Acquisitions, Inc. ("Acquisitions"). All material inter-company accounts have been eliminated in consolidation.

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

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

ACCOUNTING  METHOD

The Company's financial statements are prepared using the accrual method of accounting.





                                       F 6

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE  2  -     SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES  (continued)

NONCASH  SECURITY  ISSUANCE

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange.

TREASURY  STOCK

The Company has recorded common stock issued to its subsidiary,as treasury stock.

BASIC  (LOSS)  PER  SHARE

The income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.


INCOME  TAXES

The Company accounts for income taxes under Statement of Financial Standards No. 109, "Accounting for Income Taxes," which requires a liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.





                                       F 7

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNT  POLICIES  (continued)

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

NOTE 3 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $14,675 for the period from inception (March 23, 1983) to December 31, 2002. This factor, among others, raises substantial doubt as to the Company's ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. Management is still seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

NOTE  4  -     DEVELOPMENT  STAGE  COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It has yet to commence full-scale operations. From inception through the date of these financial statements, the Company did not have any revenue or earnings. At the current time, the Company has no assets or liabilities.
If a public market develops for the Company's shares, certain privately-held companies or other business entities may be interested in merging with the Company because the Company's securities would be publicly traded, thereby allowing the privately-held company to become publicly traded through the merger.





                                       F 8

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE  5  -     INCOME  TAXES

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

Amounts  for  deferred  tax  assets  are  as  follows:

                                               December  31,
                                             2002     2001
                                             ----     ----
Deferred  tax  asset,  net  of
  valuation  allowance  of  $1,875
  at  December  31,  2002  and  2001        $     -  $     -
                                            =======  =======

The following temporary difference gave rise to the deferred tax asset at December 31, 2002 and 2001:

                                               December  31,
                                              2002    2001
                                              ----    ----
Tax  benefit  of  net  operating
  loss  carryforward                        $ 1,875  $ 1,875

Valuation  allowance  based  on
  probability  of  realization  of
  net  operating  loss  carryforward
  in  future  years                          (1,875)  (1,875)

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





                                       F 9

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE  5  -     INCOME  TAXES  (continued)

fair value of their services in income on their personal tax returns, the Company should be able to deduct such losses. However, due to the uncertainty of this inclusion, coupled with the judgment involving the realizability of any net operating loss carryforward due to the lack of revenues by the Company, a deferred income tax valuation allowance has been recorded for the full amount of the deferred tax asset attributable to the net operating loss carryforward.

Assuming that the Company is able to deduct as expenses the services rendered to it in exchange for common stock, the Company can carry forward $12,500 in net operating losses. These losses expire in 2012. If such losses could not be deducted, the net operating loss carryforward would be reduced by $1,875.


NOTE  6  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The Company has not completed any business combinations except for the merger of the Company and Productions as of September 30, 2001 and management cannot currently assess what affect the future adoption of these pronouncements will have on the Company's financial statements.

In June, 2001, the FASB issued Statement No. 143 Accounting for Asset Retirement Obligations effective for years beginning after June 15, 2002, and in August 2001 Statement No. 144 Accounting for Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. Management has reviewed the conclusions of Statements 143 and 144 in connection with the Company's current business plan and cannot currently assess what the effect the future adoption of these pronouncements will have on the Company's financial statements.

In July 2002 the FASB issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement becomes effective for the Company on January 1, 2003 for exit and disposal activities that are initiated on or after that date. Management has reviewed the conclusions of Statements 146 in connection with the Company's current business plan and cannot currently assess what the effect the future adoption of these pronouncements will have on the Company's financial statements.






                                       F 10

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE  6  -  RECENT  ACCOUNTING  PRONOUNCEMENTS  (continued)

In November, 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

NOTE  7  -  Subsequent  events

On  February  28,  2003,  the Company entered into an Acquisition Agreement (the
"Agreement") with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity. Under the terms of the Agreement, the Company acquired 99% of the outstanding capital stock of PIP in exchange for 13,741,667 newly issued shares of the Company's common stock. In connection with the acquisition, Milo acquired direct and beneficial ownership and control of 85% of the outstanding common stock of the Company. Although the Company is the legal survivor, under accounting principles generally accepted in the United States of America, the acquisition will be treated as a reverse merger, whereby Milo will be considered the "acquirer" of the Company for financial reporting purposes as Milo's stockholders will control more than 50% of the post merger combined entity. Among other matters, this will require the Company to present in all financial statements and other public information filings, from the date of completion of the merger, prior historical financial statements and other information of Milo. It also requires a retroactive restatement of Milo's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the merger.

The Agreement also provides that GEM Global Yield Fund, Inc. ("GEM) and its affiliates, who are the principal shareholders of the company prior to the acquisition, to use their best efforts to raise $1,000,000 in a private placement. The private placement will consists of 1,000,000 shares of common stock being offered at $1.00 per share. GEM shall receive warrants to purchase up to 1,000,000 shares of the Company's common stock in exchange for acting as financial advisor in the private placement. GEM will receive a warrant to purchase one share for each $1.00 raised in the private placement. Each warrant will entitle GEM to purchase one share of the Company's common stock at $1.00 per share for a period of five years from the date the warrant is issued.

The  Agreement  has  not  been  reflected  in  these  financial  statements.




                                      F 11