Form 10QSB
period 2003-03-31
HERITAGE WORLDWIDE INC
filed 2003-06-19
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ----------------
                       Commission file number [000-28277]

                            HERITAGE WORLDWIDE, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                          13-4196258
-----------------------------------                      -----------------------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
  incorporation  or  organization)                         Identification  No.)


38  Hertford  Street,  London,  England                      W1Y  7TG
---------------------------------------               -----------------------
(Address of principal executive offices)                    (Zip  Code)

                                (020) 7355 2051
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 1, 2003, the issuer had outstanding 16,166,667 shares of Common Stock.

Transitional  Small  Business  Disclosure  Format:  Yes  |_|  No  |X|

                            HERITAGE WORLDWIDE, INC.
                                 MARCH 31, 2003
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                                    Page Number
            Special Note Regarding Forward Looking Information. . . . . . . . . . . . . . . . . . . . .   3

                                       PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3.     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.     Defaults in Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .  13
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Consolidated Balance Sheet as of March 31, 2003 (unaudited). . . . . . . . . . . . .   5

Consolidated Statements of Operations for the three months and nine months
           ended March 31, 2003 and March 31, 2002 (unaudited) . . . . . . . . . . .   6

Consolidated Statements of Cash Flows for the nine months ended
           March 31, 2003 and March 31, 2002 (unaudited) . . . . . . . . . . . . . .   7

Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . .   8

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    89,161
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .    5,609,089
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .    4,769,674
  Prepaid expenses and other current assets. . . . . . . . . .        6,809
                                                                -----------

    Total current assets . . . . . . . . . . . . . . . . . . .   10,474,733

Property and equipment, net of accumulated
  depreciation and amortization of $2,122,278. . . . . . . . .    2,038,308
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,306
Other intangible assets, net of accumulated
  amortization of $69,884. . . . . . . . . . . . . . . . . . .      210,864
Investment, at cost. . . . . . . . . . . . . . . . . . . . . .      392,848
Deferred income tax. . . . . . . . . . . . . . . . . . . . . .      743,856
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       31,508
                                                                -----------

                                                                $13,948,423
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .  $ 2,292,840
  Accounts payable and accrued expenses. . . . . . . . . . . .    3,538,681
  Deferred income tax. . . . . . . . . . . . . . . . . . . . .      409,893
  Current portion of long term debt. . . . . . . . . . . . . .      488,198
                                                                -----------

    Total current liabilities. . . . . . . . . . . . . . . . .    6,729,612

Other long term assets . . . . . . . . . . . . . . . . . . . .      359,514
Long term debt, net of current portion . . . . . . . . . . . .       71,160
                                                                -----------
                                                                  7,160,286
                                                                -----------
Commitments and contingencies

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    28,166,667 shares issued and 16,166,667 shares outstanding       16,167
  Additional paid in capital . . . . . . . . . . . . . . . . .    3,235,441
  Accumulated other comprehensive income . . . . . . . . . . .      871,147
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .    2,665,382
                                                                -----------

                                                                  6,788,137
  Treasury stock, 12,000,000 shares, at cost . . . . . . . . .            -
                                                                -----------

    Total stockholders' equity . . . . . . . . . . . . . . . .   6,788, 137
                                                                -----------

                                                                $13,948,423
                                                                ===========



See  Notes  to  Consolidated  Financial  Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended                  Three Months Ended
                                                              March 31,                          March 31,
                                                     2003                  2002             2003           2002
                                              -------------------  --------------------  -----------  --------------
Revenue. . . . . . . . . . . . . . . . . . .  $        5,178,330   $         4,454,674   $1,995,146   $   1,283,594
Cost of sales. . . . . . . . . . . . . . . .           2,618,808             1,562,541      869,445         515,032
                                              -------------------  --------------------  -----------  --------------

  Gross profit . . . . . . . . . . . . . . .           2,559,522             2,892,133    1,125,701         768,562
                                              -------------------  --------------------  -----------  --------------

Expenses:
  Selling, general and administrative. . . .           2,040,558             2,546,602      541,836         790,501
  Research and development . . . . . . . . .             921,714               264,988      244,796         125,258
                                              -------------------  --------------------  -----------  --------------

    Total expenses . . . . . . . . . . . . .           2,962,272             2,811,590      786,632         915,759
                                              -------------------  --------------------  -----------  --------------

  (Loss) income before interest expense and
    benefit (provision) for income taxes . .            (402,750)               80,543      339,069        (147,197)
                                              -------------------  --------------------  -----------  --------------

Interest expense . . . . . . . . . . . . . .              74,212                60,922       75,553          16,944
                                              -------------------  --------------------  -----------  --------------

(Loss) income before benefit (provision)
  for income taxes . . . . . . . . . . . . .            (476,962)               19,621      263,516        (164,141)
                                              -------------------  --------------------  -----------  --------------
Benefit (provision) for income taxes . . . .             163,741                (6,736)     (90,465)        150,272
                                              -------------------  --------------------  -----------  --------------

Net (loss) income. . . . . . . . . . . . . .            (313,221)               12,885      173,051         (13,869)

Other comprehensive income, net of taxes:
  Foreign translation gain . . . . . . . . .             574,957                     -      574,957               -
                                              -------------------  --------------------  -----------  --------------

Comprehensive income (loss). . . . . . . . .  $          261,736   $            12,885   $  748,008   $     (13,869)
                                              ===================  ====================  ===========  ==============

Basic (loss) income per common share          $            (0.02)  $                 *   $     0.01   $           *
                                              ===================  ====================  ===========  ==============

Basic  weighted  average  common
     shares  outstanding                              14,007,178            13,471,667   14,550,000      13,471,667
                                              ===================  ====================  ===========  ==============

*  Per  share  amount  is  less  than  $0.01.

See  Notes  to  Consolidated  Financial  Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                      2003        2002
                                                   ----------  ----------
Cash flows from operating activities:
Net (loss) income . . . . . . . . . . . . . . . .  $(313,221)  $  12,885
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
    Depreciation and amortization . . . . . . . .    374,606     343,128
    Loss on sale of property and equipment. . . .      4,334           -
  Change in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . .   (763,767)   (752,860)
    Inventories . . . . . . . . . . . . . . . . .    (46,736)   (425,266)
    Prepaid expenses. . . . . . . . . . . . . . .     10,955      88,216
    Accounts payable and accrued expenses . . . .    329,729     553,950
                                                   ----------  ----------

Net cash used in operating activities . . . . . .   (404,100)   (179,947)
                                                   ----------  ----------

Cash flows from investing activities:
  Purchases of property and equipment . . . . . .   (246,851)   (419,952)
  Proceeds from sale of property and equipment. .      7,038           -
                                                   ----------  ----------

Net cash used in investing activities . . . . . .   (239,813)   (419,952)
                                                   ----------  ----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . .    830,148     809,292
  Proceeds from long term debt. . . . . . . . . .     22,716           -
  Repayment of long term debt . . . . . . . . . .   (307,743)   (296,370)
                                                   ----------  ----------

Net cash provided by financing activities . . . .    545,121     512,922
                                                   ----------  ----------

Effect of exchange rate changes on cash . . . . .    122,233           -
                                                   ----------  ----------

Increase (decrease) in cash . . . . . . . . . . .     23,441     (86,977)

Cash, beginning of period . . . . . . . . . . . .     65,720     120,212
                                                   ----------  ----------

Cash, end of period . . . . . . . . . . . . . . .  $  89,161   $  33,235
                                                   ==========  ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest. . . .  $  77,272   $  43,230
                                                   ==========  ==========


See  Notes  to  Consolidated  Financial  Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Note  1  -  Nature  of  Business  and  Acquisition

Heritage Worldwide, Inc. (the "Company" or "Heritage") is incorporated in the State of Delaware. From inception through February 28, 2003, the Company was in the development stage. The Company entered into an Acquisition Agreement (the "Agreement") to acquire Poly Implants Protheses, S.A. ("PIP"), a French corporation which is engaged in developing, manufacturing and marketing breast and other body implants and body support products around the world. PIP has a fiscal year ending June 30. The Company plans to adopt PIP's fiscal year ending June 30, 2003.

On March 1, 2003 the Company acquired 99% of the outstanding common stock of PIP in exchange for 13,741,667 shares of the Company's common stock valued at $1 per share or $13,741,667. Although the Company is the legal acquirer in the merger and remains the registrant with the Securities and Exchange Commission, under accounting principles generally accepted in the United States of America, the merger was accounted for as a reverse acquisition, whereby PIP is considered the "acquirer" of the Company for financial reporting purposes as PIP's stockholders controlled more than 50% of the post merger combined entity. Among other matters, this requires the Company to present in all financial statements and other public information filings, from the date of completion of the merger, prior historical financial statements and other information of PIP. It also requires a retroactive restatement of PIP's historical stockholders' equity to reflect the equivalent number of shares of common stock received in the Merger. The acquisition was accounted for as a purchase. The fair value of the assets acquired and liabilities assumed of Heritage have been recorded at their fair values at the date of acquisition. At the date of acquisition Heritage had no assets and no liabilities.

Note  2  -  Basis  of  Presentation

The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2003.

The accompanying financial statements reflect the operations of PIP for the nine and three months ended March 31, 2003 and 2002 and the operations of Heritage from March 1, 2003 through March 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

Note  3  -  Summary  of  Significant  Accounting  Policies

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out method.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Note  3  -  Summary  of  Significant  Accounting  Policies  -  continued

Income  (loss)  per  share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalent shares outstanding during the period. The Company does not currently have any common share equivalents. Therefore, dilutive earnings per share and basic income (loss) per common share are the same for all periods shown.

Use  of  estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent  accounting  pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note  4  -  Commitments

An affiliate of the pre-merger majority stockholder of Heritage will act as an investment advisor (the "Advisor") and use their best effort to raise $1,000,000 in a private placement. The private placement will consist of 1,000,000 shares of the Company's common stock offered at $1 per share. As compensation of their services, the Advisor will receive warrants to purchase one share of the Company's common stock for each dollar raised up to a maximum of 1,000,000 warrants. The warrants entitle the holder to purchase the Company's common stock at $1 per share for a period of five years from the grant date. The warrants were issued at the closing of the merger and will be held in escrow until they are earned. The common stock associated with the warrants has piggy-back registration rights in any registration statement filed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

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

     Poly Implants Prostheses, S.A. (PIP) was formed as a French limited liability entity in 1991. PIP is currently the third leading manufacturer of breast implants sold in the international market. PIP also manufactures body support products and other implants. PIP currently sells its products in 40 countries worldwide. PIP is not now selling any of its products in the U.S. market. PIP previously sold certain breast implant products in the U.S. market but such sales ceased in May 2000 as a result of changes in Food and Drug Administration ("FDA") regulations. PIP intends to re-enter the U.S. market when it can satisfy current FDA requirements.

RESULTS  OF  OPERATIONS

     Nine  Months  Ended  March 31, 2003 Compared to Nine Months Ended March 31,
2002

     During the nine months ended March 31, 2003 (the "2003 Period"), revenues were $5,178,330, compared to revenues of $4,454,674 during the nine months ended March 31, 2002 (the "2002 Period"). This represents an increase of approximately 16.2%. This increase is a result of several factors, including the hiring of an export sales representative and new distributors in various countries where we do not anticipate any additional regulatory problems.

     Gross profit was $2,559,522 during the 2003 Period, compared to $2,892,133 during the 2002 Period. Gross profits as a percentage of revenues decreased to approximately 49.4% during the 2003 Period compared to 64.9% during the 2002 Period.

     Selling, general and administrative expenses were $2,040,558 during the 2003 Period compared to $2,546,602 during the 2002 Period. This reduction was a result of the implementation of a policy to limit our expenses.

     Research and development expenses increased to $921,714 during the 2003 Period from $264,988 during the 2002 Period. This increase was due to our commitment to develop new products and improve existing lines of products.

     During the 2003 Period we had a benefit for income taxes due to operating losses of $163,741, compared to taxes of $6,736 during the 2002 Period.

     During the 2003 Period we incurred a net loss of $313,221 compared to a profit of $12,885 during the 2002 Period. This change to a loss from a profit was due to the factors described above.

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     During the three months ended March 31, 2003 (the "2003 Period"), revenues were $1,995,146 compared to revenues of $1,283,594 during the three months ended March 31, 2002 (the "2002 Period"). This represents an increase of approximately 55.4%.

     Gross profit was $1,125,701 during the 2003 Period compared to $768,562 during the 2002 Period. Gross profits as a percentage of revenues decreased slightly to approximately 56.4% during the 2003 Period compared to 59.9% during the 2002 Period.

     Selling, general and administrative expenses were $541,836 during the 2003 Period compared to $790,501 during the 2002 Period. This reduction was a result of the implementation of a policy to limit our expenses.

     Research and development expenses increased to $244,796 during the 2003 Period from $125,258 during the 2002 Period. This increase was due to our commitment to develop new products and improve existing lines of products.

     During the 2003 Period we had a provision for income taxes due to operating income of $90,465, compared to a benefit for income taxes of $150,272 during the 2002 Period due to an operating loss.

     During the 2003 Period we had a profit of $173,051 compared to a loss of $13,869 during the 2002 Period. This change to a profit from a loss was due to our increased revenues from new markets and the effects of our policy of limiting overhead expenses, as well as the other factors described above.

     General

     We ceased making sales in the United States market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40%, of revenues for the fiscal year ended June 30, 2000. In July 2000, we began to take the necessary measures to make up for the loss of this market. These measures included hiring an export representative to seek out new markets. We found distributors to open sales in ten new countries in which no regulatory problems were anticipated. We began to seek sales authorizations in other potentially large markets. More recently, we have started the processes necessary for us to regain authorization to sell in the U.S. market.

     We are also in the process of developing new products that we hope to bring to market later in 2003 and in 2004.

     In July 2000, we also established a new policy to limit our expenses. During the nine months ended March 31, 2003, we incurred a 10% increase in national insurance contributions due to the agreement signed in 1998 between our trade unions and the French government.

     During the nine months ended March 31, 2003, we encountered a tight financial situation due to the continued withdrawal from the U.S. market. Our short-term financial needs have been provided by credit lines from banks, which are currently fully utilized.


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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits
             99.1     Certificate  of  Chief  Executive  Officer
             99.2     Certificate  of  Chief  Financial  officer

             None.

     (b)     Reports  on  Form  8-K


     The Company filed a report on Form 8-K on March 13, 2003, regarding the acquisition of PIP. The items reported included item 1, Changes in Control, item 2, Acquisitions or Dispositions of Assets and item 7, Exhibits.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HERITAGE  WORLDWIDE,  INC.
                                             (Registrant)


Date:  June  17,  2003                       By:  /s/  Fabrice  Viguier
                                                  ---------------------
                                                  Fabrice  Viguier
                                                  Director, President (Principal
                                                  Executive officer) and
                                                  Treasurer (Principal Financial
                                                  Officer)

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

     Date:  June  17,  2003                        /s/  Fabrice  Viguier
                                                   -----------------------------
                                                   Principal  Executive  Officer

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

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date:  June  17,  2003                        /s/  Fabrice  Viguier
                                                   -----------------------------
                                                   Principal  Financial  Officer