Form 10KSB
period 2003-06-30
HERITAGE WORLDWIDE INC
filed 2003-11-12
CIK 1034682

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

 (Mark  One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JUNE 30, 2003

                                       OR

     [ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period from                  to
                                            ----------------    ----------------
          Commission  file  number  000-28277
                                    ---------


                            Heritage Worldwide, Inc.
                            ------------------------

                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                              13-4196258
     -----------------                        --------------
  (State  or  other  jurisdiction             (IRS  Employer
of  incorporation  or  organization)        Identification No.)


            337 Avenue de Bruxelles-83507, La Seyne-Sur-Mer, France
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

Issuer's  telephone  number     011.33.494.10.9810
                                ------------------

Securities  registered  under  Section  12(b)  of  the  Act:  None
                                                            ------

Securities  registered  under  Section 12(g) of the Act: Common Stock, par value
                                                         -----------------------
$.001  per  share
  ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [X ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  8,470,931

As of September 15, 2003, there were 16,256,667 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 517,000 shares are held by non affiliates of the registrant. The market value of securities held by non-affiliates is approximately $ 1,680,000 based on an assumed market value per share of $ 3.25 based on the recent sale price per share of the registrant's common stock on October 29,2003.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [     ]  ;  No  [  X  ]



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

                                TABLE OF CONTENTS

ITEM  NUMBER  AND  CAPTION                                                 PAGE
--------------------------                                                 ----

          Special  Note  Regarding  Forward-Looking  Statements . . . . .   4

PART I
    1.    Description of Business . . . . . . . . . . . . . . . . . . . .   4

    2.    Description of Property . . . . . . . . . . . . . . . . . . . .  13

    3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  14

    4.    Submission of Matters to a Vote of Security Holders . . . . . .  14

PART II

    5.    Market for Common Equity and Related Stockholder Matters. . . .  14

    6.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . .  15

    7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . .  17

    8.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  17

PART III

    9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act . . . . . . .  17

   10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . .  18

   11.    Security Ownership of Certain Beneficial Owners and Management.  19

   12.    Certain Relationships and Related Transactions. . . . . . . . .  21

   13.    Exhibits and Reports on Form 8 K. . . . . . . . . . . . . . . .  21

   14.    Controls and Procedures . . . . . . . . . . . . . . . . . . . .  23


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

     The Advisor will receive warrants to purchase one share of Common Stock for each $1 raised in the Private Placement in the First Investment Period, up to a maximum of 500,000 warrants. The Advisor will also receive warrants to purchase one share of Common Stock for each $1 raised in the Private Placement in the Second Investment Period, up to a maximum of 500,000 warrants. Each warrant will entitle the holder thereof to purchase Common Stock at a price of $1.00 per share, for a period of five years commencing on the date the warrant is issued (the "Advisor Warrants"). The Company has entered into a Registration Rights Agreement with the holders of the Advisor Warrants under which the holders will have "piggyback" registration rights that will allow such holders to register the common stock issuable on exercise of the Advisor Warrants in any registration statement filed by the Company. The Advisor Warrants were issued at the closing of the acquisition and will be held in escrow to be delivered (a) to the Advisor if and when they are entitled to receive them or (b) to the Company for cancellation if and when the right of the Advisor to receive them expires.

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

     In March 2003, PIP entered into an agreement with GFE Medizintechnik GmbH (" GFE ") Nuremberg Germany, the worldwide leader in titanium-based coating for medical devices. Under the terms of the agreement, PIP has obtained, for six years, (a) the exclusive right to manufacture breast implants using the titanium-based coating developed by GFE ; and (b) except for GFE, the worldwide exclusive right to distribute such implants. PIP will pay GFE for coating the breast implants as its license fee. As part of this agreement, PIP and GFE, together, intend to develop a new, titanium-coated breast implant.

     The GFE process allows the coating of the silicone based shell of a breast implant with a titanium/silicone compound produced by a chemical reaction based on nano-technology. The silicone shell of the breast implant is coated inside and outside by 20 layers of the silicon/titanium compound, followed by another 30 layers of pure titanium. This process is also applied to the closing patch of the implant. Using this technology, only the titanium coating of the new implants will be in contact with the body of the recipient.

     Titanium is known for being one of the most biocompatible materials. As only titanium will be in contact with human tissues, a significant reduction in the rate of capsular contracture (which reflects the degree of the body's rejection of a foreign material), is expected. It is also expected that transudation-related issues will be significantly reduced. Nevertheless, the implant will retain the same mechanical properties as current non-titanium implants in terms of elongation (min 400%), and will benefit from a reduced abrasion rate, hopefully resulting in improved long term reliability.

     In September 2003, PIP received CE Mark approval from the European Union for its titanium-coated breast implants. The Company has begun sales of the implants in France and is soon to expand sales into the rest of Europe. PIP plans to start shortly the regulatory process for marketing approval in the US. The Company believes that FDA approval may be granted within the next 3 to 4 years.

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

     PIP filed an initial PMA application for its saline pre-filled breast implants in 1999. The required clinical study is ongoing. It is expected that a complete PMA submission, including the results of the required clinical study, will be made in early 2004.

     PIP's products are subject to regulation in the countries in which it currently markets those products and are likely to be subject to regulation in other countries where it may market them in the future. Products marketed in the European Community must comply with the requirements of the European Medical Device Directive, or MDD, and be CE-marked to show their acceptability in that region. PIP expects to receive CE approval for velvet microtexturized breast implants in October 2003 and for its silicon-gelfree testicular prothesis in December 2003.

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

          2.  Increase  sales  in  other  countries.

          3. Commence the production, marketing and distribution of titanium coated breast implants in Europe.

          4.  Add  new  products  to  its  product  line,  including:
               (a)  Wrinkle  reduction  products  for  clinical  use.
               (b) Testicular prostheses, cast in one piece, without silicone gel.
               (c) Calf prostheses, cast in one piece, without silicone gel, fitted specifically for left or right side use, concave on the internal side.
               (d) Buttock prostheses, silicone-free, concave, fitted specifically for left or right side use.

     It is likely that these products will be subject to the same or similar regulatory requirements as PIP's current products, in each country where PIP may sell them in the future.

EMPLOYEES

     As of December 31, 2002, PIP had approximately 125 employees in active service at its facility in La Seyne-sur-Mer, in Southern France. These employees are represented by a labor union. PIP considers its relations with its employees to be satisfactory.

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

RECENT  FINANCING  TRANSACTION

     On October 9, 2003, a merger between the Company and OS MXM. Inc. ("OS"), a Delaware corporation, was effected. The merger was based upon an Agreement and Plan of Merger dated October 9, 2003 among the parties. Pursuant to the merger
(i) OS was merged with and into the Company; (ii) the OS shareholder exchanged 1,000 shares of common stock of OS, constituting all of the issued and outstanding capital stock of OS, for an aggregate of 1,000 shares of the Company's restricted common stock; and (iii) OS's separate corporate existence terminated. The OS shareholder was Jehu Hand. The determination of the number of shares of the Company's stock to be exchanged for the OS shares was based upon arms' length negotiations between the parties.

     Prior to the merger, OH completed a $1,000,000 financing transaction pursuant to Rule 504 of Regulation D of the General Rules and Regulations under the Securities Act of 1933 as amended pursuant to a Convertible Debenture Purchase Agreement (the "Purchase Agreement") dated October 9, 2003 between OS and an accredited Colorado investor (the "Investor"). In connection therewith, OS sold three 1% Convertible Debentures in the aggregate principal amount of $1,000,000 due October 9, 2008 (the "OS Debentures") to the Investor. The Investor paid $500,000 in cash and delivered its promissory note for $500,000 due October 9, 2003 to OS. The unpaid principal amount of the OS Debentures was convertible into unrestricted shares of OS common stock to be held in escrow pending the repayment or conversion of the OS Debentures. Pursuant to the merger, the Company assumed all obligations of OS under the OS Debentures and issued the holder thereof three 1 % Convertible Debentures in the aggregate principal amount of $1,000,000 due October 9, 2008 (the "Convertible Debentures") in exchange for the OS Convertible Debentures. The material terms of the Convertible Debentures are identical to the terms of the OS Convertible Debentures except that the unpaid principal amount of the Convertible Debentures is convertible into unrestricted shares of the Company's Common Stock (the "Common Stock"). The per share conversion price for the Convertible Debenture in effect on any conversion date is the lesser of (a) $1.25 or (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Company's Common Stock during the forty (40) trading days immediately preceding the date on which the holder of the Convertible Debenture provides the escrow agent with a notice of conversion. The number of shares of the Company's Common Stock issuable upon conversion is also subject to anti-dilution provisions. The Investor's right to convert the Convertible Debenture is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding Common Stock of the Company, unless the Company is in default of any provision of the Convertible Debenture or the Investor gives seventy five (75) days advance notice of its intent to exceed the limitation.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Neither PIP nor the Company owns any realty and neither has any agreements to acquire any. The Company's principal executive offices are currently located at 38 Hertford St., London, England W147TG. Minimal office space is provided to the Company at that location on a rent-free basis by GEM Advisors, Inc., a financial advisor to the Company. It is anticipated that this arrangement will be temporary, until such time as appropriate arrangements can be made for offices meeting the needs of the Company in the New York metropolitan area. Until such time, the Company believes that the London space will meet its needs.

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

     PIP's wholly owned subsidiary, PIP Espagne, has office facilities in San Sebastian, Spain, which it rents pursuant to a short-term lease. The annual rent for such office facility is 7,300 (approximately $8 000). These office facilities are used for the subsidiary's sales and marketing activities. The Company believes that this facility will meet the needs for PIP Espagne for the foreseeable future.

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

     PIP has had asserted against it claims, for unspecified damages, due to breach of warranty and personal injury as a result of damages allegedly suffered as a result of the implantation of breast implants. Management and legal counsel have determined potential liability, if any, as a result of these legal actions. Accordingly, the Company has provided for approximately $1,352,000 in potential litigation claims as of June 30, 2003.

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

                                   Common Stock

     Year Ended June 30, 2002      High      Low
     ------------------------  ------------  ----
     First Quarter. . . . . .           .90   .26
     Second Quarter . . . . .           .80   .20
     Third Quarter. . . . . .           .30   .30
     Fourth Quarter . . . . .           .30   .15

     Year Ended June 30, 2003      High      Low
     ------------------------  ------------  ----
     First Quarter. . . . . .           .15   .15
     Second Quarter . . . . .           .50   .15
     Third Quarter. . . . . .          1.55   .50
     Fourth Quarter . . . . .          3.67  1.05

     On September 15, 2003, the closing bid price for our common stock was $2.80.

     There are currently 16,256,667 shares of common stock issued and outstanding, excluding 12,000,000 shares issued to a wholly owned subsidiary of the Company in anticipation of a potential acquisition. There are no warrants or options issued or outstanding. There are approximately 95 shareholders of record. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future. The Company does not have any securities authorized for issuance under any equity compensation plan.

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

RESULTS  OF  OPERATIONS

     YEAR  ENDED  JUNE  30,  2003  COMPARED  TO  YEAR  ENDED  JUNE  30,  2002

     During the year ended June 30, 2003 (the "2003 Period"), revenues were $8,470,931, compared to revenues of $6,139,862 during the year ended June 30, 2002 (the "2002 Period"). This represents an increase of approximately 38%. This increase is a result of several factors, including the hiring of an export sales representative and new distributors in various countries where we do not anticipate any additional regulatory problems.

     Gross profit was $3,878,408 during the 2003 Period, compared to $4,162,659 during the 2002 Period. Gross profits as a percentage of revenues decreased to approximately 45.8% during the 2003 Period compared to 67.8% during the 2002 Period.

     Selling, general and administrative expenses were $3,606,296 during the 2003 Period compared to $2,730,210 during the 2002 Period. This increase was primarily a result of increased labor costs due to government pay requirements.

     Research and development expenses increased to $1,157,465 during the 2003 Period from $731,814 during the 2002 Period. This increase was due to our commitment to develop new products and improve existing lines of products.

     During the 2003 Period we had a benefit for income taxes due to losses of $385,040, compared to a tax provision of $49,246 during the 2002 Period.

     During the 2003 Period we incurred a net loss of $693,336 compared to a profit of $589,287 during the 2002 Period. This change to a loss from a profit was due to the factors described above.

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

     During the year ended June 30, 2003, we encountered a tight financial situation due to the continued withdrawal from the U.S. market. Our short-term financial needs have been provided by credit lines from banks, which are currently fully utilized.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The table below shows certain information about each of our officers and directors.

     Name                             Age          Position
     -------------------------------  ---  ------------------------
     Jean Claude Mas . . . . . . . .   63  Chairman of the Board of
                                           Directors, Chief Executive
                                           Officer, Chief Financial Officer,
                                           Secretary and Director

     Alain Sereyjol Garros . . . . .   62  Director

     Fabrice Viguier . . . . . . . .   29  Director

     Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.
Jean Claude Mas, Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Secretary and Director

     Mr. Mas, 63, became a Director in March 2003 when he was nominated to the Board by Milo pursuant to the Stockholders' Agreement. In April 2003, Mr. Mas also became Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Secretary of Heritage. Mr. Mas had been the Chairman of PIP, and its wholly owned subsidiary PIP Espagne, since 1998. Mr. Mas has extensive experience operating a company in the breast implant business.

Fabrice  Viguier

     Mr. Viguier, 29, held the offices of President, Treasurer and Secretary and had been sole Director of the Company since October 16, 2002. In April 2003, Mr. Viguier resigned as President, Treasurer and Secretary, and remained a Director. Mr. Viguier has been a Managing Director for Global Emerging Markets
(GEM) operations in Paris since January 2002. Prior to joining GEM, Mr. Viguier was an investment banker at Quartz Investments, Merrill Lynch private investment and at Plantagenet Capital Management investment fund. Mr. Viguier attended San Francisco State University.

Alain  Sereyjol  Garros,  Director

     Mr. Sereyjol, 62, became a Director in March 2003 when he was nominated to the Board by Milo pursuant to the Stockholders' Agreement. Mr. Sereyjol is a finance professional with extensive experience and is certified as an Administrator of Finance in Luxembourg. Since 1998, Mr. Sereyjol has served as the Chairman of Graham Turner, S.A. Mr. Sereyjol is also a member of the boards of directors of Groupement Financier de Developpement, S.A., Soparfinanz, S.A., Immo Finanz, S.A., Graham Turner Trust Services, S.A., and Graham Turner Ltd.


DIRECTOR  COMPENSATION

The  Company  does not pay directors any compensation for serving as a director.

CERTAIN  LEGAL  PROCEEDINGS

To the knowledge of the Company, there are no material proceedings to which any director, executive officer or affiliate of the Company, owner of record or beneficially of more than 5% of any class of voting securities of the Company or any associate of any such director, executive officer or affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.


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


SUMMARY  COMPENSATION  TABLE

                                                                        Long  Term  Compensation
                                Annual  Compensation                  Awards               Payouts
                                                             Restricted   Securities             All Other
                                              Other Annual      Stock     Underlying     LTIP     Compen-
Name &                  -    Salary   Bonus   Compensation     Awards      Options/    Payouts     sation
Principal Position     Year  (EURO)    ($)         ($)           ($)       SARs (#)      ($)        ($)
Jean Claude Mas,. . .  2003   72,959     -0-            -0-          -0-          -0-       -0-         -0-
Chairman of the Board
of Directors, Chief
Executive Officer,
Chief Financial
Officer,
President, Treasurer
and
Secretary
                       2002      -0-     -0-            -0-          -0-          -0-       -0-         -0-
                       2001      -0-     -0-            -0-          -0-          -0-       -0-         -0-

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following information relates to those persons known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, par value $.001 per share, the only class of voting securities of the Company outstanding as of September 15, 2003:

                                        NAME AND                    AMOUNT AND
TITLE OF                               ADDRESS OF                   NATURE OF        PERCENTAGE
CLASS                               BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   OF CLASS*
--------------------------  ---------------------------------  --------------------  -----------

Common Stock, par. . . . .  GEM Global Yield Fund Limited            499,500 shares         3.1%
value $.001 per share. . .  c/o 38 Hertford St.
                            London, England W1Y 7TG                  Direct

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

                                        NAME AND                    AMOUNT AND
TITLE OF                               ADDRESS OF                   NATURE OF        PERCENTAGE
CLASS                               BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   OF CLASS*
--------------------------  ---------------------------------  --------------------  -----------

Common Stock, par. . . . .  Milo Finance, S.A.                       13,741,667shares      85.0%
value $.001 per share. . .  2 rue Jean Engling
                            LX 1510 Luxembourg                       Direct

* Based on 16,256,667 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly owned subsidiary of the Company.

     SECURITY  OWNERSHIP  OF  MANAGEMENT

     The number of shares of Common Stock of the Company owned by the Directors and Executive Officers of the Company as of September 15, 2003 is as follows:

                                        NAME AND                    AMOUNT AND
TITLE OF                               ADDRESS OF                   NATURE OF        PERCENTAGE
CLASS                               BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   OF CLASS*
--------------------------  ---------------------------------  --------------------  -----------
Common  Stock,  par         Jean  Claude  Mas                                 0             0
value  $.001  per  share

Common  Stock,  par         Fabrice  Viguier                                  0             0
value  $.001  per  share

Common Stock, par           Alain Sereyjol Garros                    13,054,584**          78.3%
value  $.001  per  share                                             Indirect

Common  Stock,  par         All  Officer  and  Directors  as
value  $.001  per  share    a  Group  (three persons)                13,054,584**          78.3%

* Based on 16,256,667 shares issued and outstanding and excluding 12,000,000 shares held by HP Acquisitions, Inc., a wholly owned subsidiary of the Company.

** Based on the Schedule 13-D filed by Milo Finance, S.A. on March 11, 2003, Mr. Sereyjol is the indirect beneficial owner of these shares through his ownership of Graham Turner Ltd.

     We have not contacted stock brokerage firms holding shares of our common stock in street name to determine whether there are additional substantial shareholders of the Company.


     CHANGE  IN  CONTROL

     Heritage entered in to the Acquisition Agreement dated February 28, 2003 with Milo, a Luxembourg limited liability entity. Milo was the principal shareholder of PIP, a French limited liability entity. The transactions contemplated by the Agreement closed on March 1, 2003.

     Upon the closing of the acquisition contemplated by the Agreement, Milo acquired direct and beneficial ownership and control of 13,741,667 newly issued shares of Heritage's common stock. These shares of common stock now comprise 85% of the Company's outstanding common stock.

     Under the terms of the Stockholders' Agreement that was executed at the closing of the acquisition among Milo and the Former Principal Shareholders, Milo has the right to designate for election two members of the Board of Directors of the Company. Milo also has the right to designate up to two nominees to serve on the Company's audit committee and compensation committee. The Former Principal Shareholders have the right to designate for election one member of the Board of Directors of the Company. The Former Principal Shareholders and Milo will also elect to the Board of Directors a sufficient number of mutually agreeable "independent" directors to comply with any applicable laws or listing requirements that mandate that independent directors serve on the Board of Directors.

     Milo has designated Jean Claude Mas and Alain Sereyjol Garros as the individuals it selects to serve as directors of the Company. Both Mr. Mas and Mr. Sereyjol are affiliated with Milo and PIP. They will join Fabrice Viguier on the Board. Mr. Viguier had been our sole director since October 2002. Milo and the Former Principal Shareholders have not to date identified any persons to serve as independent directors.

EQUITY  COMPENSATION  PLAN  INFORMATION

      The Company has not authorized for issuance any of its securities under any equity compensation plan.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     There have been no transactions between the Company and any officers, directors or five percent security holders.

ITEM  13.  EXHIBITS,  AND  REPORTS  ON  FORM  8  K

     (a)     The  following  documents  are  filed  as  part  of  this  report.

1.   FINANCIAL STATEMENTS                                                PAGE
     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .  F 1

     Balance Sheet  as of June 30, 2003. . . . . . . . . . . . . . . . .  F 2

     Consolidated Statements of Operations for the years ended
     June 30, 2003, and 2002 . . . . . . . . . . . . . . . . . . . . . .  F 3

     Consolidated Statement of Stockholders' Equity and
     Comprehensive Income for the years ended June 30, 2003 and 2002 . .  F 4

     Consolidated Statements of Cash Flows for the years ended
     June 30,  2003 and 2002 . . . . . . . . . . . . . . . . . . . . . .  F 5

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  F 6

2.     FINANCIAL  STATEMENT  SCHEDULES

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     EXHIBITS

     (a)     The  following  exhibits  are  included  as  part  of  this report:


EXHIBIT
NUMBER                              TITLE OF DOCUMENT
  2.1*    Agreement and Plan of Reorganization between Heritage Productions, Inc. and
          Heritage Worldwide, Inc. dated May 18, 2001

  2.2**   Acquisition Agreement between Heritage Worldwide, Inc., Poly Implant
          Protheses, S.A. and Milo Finance, S.A. dated February 28, 2003

  2.3     Agreement and Plan of Merger dated as of October 9, 2003 between the Company and OS MXM, Inc.

  2.4     Certificate of Merger between the Company and OS MXM, Inc. as filed with the
          Delaware Secretary of State on October 9, 2003

  3.1*    Certificate of Incorporation of Registrant

  3.2*    By-laws of Registrant

 10.1**   Stockholders' Agreement dated March 3, 2003

 10.2**   Registration Rights Agreement dated March 3, 2003

 10.3**   Warrant Escrow Agreement dated March 3, 2003

 10.4**   Form of Advisor Warrants dated March 3, 2003

 10.5**   Restricted Stock Escrow Agreement dated March 3, 2003

 10.6     Convertible Debenture Purchase Agreement dated as of October 9, 2003 between
          OS MXM, Inc.

 10.7. Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $498,750


EXHIBIT
NUMBER                              TITLE OF DOCUMENT
 10.8     Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $1250

 10.9 Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $500,000

 21       List of Subsidiaries of the Registrant

 31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

 31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

 32.1     Section 1350 Certification of Chief Executive Officer

 32.2     Section 1350 Certification of Chief Financial Officer


---------------
* Incorporated by reference to the Registrant's Definitive Information Statement on Schedule 14c filed June 21, 2001.

**     Incorporated by reference to the Registrant's Report on Form 8-K, Date of
Report  February  28,  2003,  date  filed  March  13,  2003

     (b)     Reports  on  Form  8  K.

     Registrant filed a report on Form 8-K, Date of Report February 28, 2003, date filed March 13, 2003. The report described a change in control and an acquisition of assets, both in connection with an Acquisition Agreement dated February 28, 2003 among Registrant, Milo Finances, S.A. and Poly Implants Protheses, S.A.

ITEM  14.  CONTROLS  AND  PROCEDURES.

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

HERITAGE  WORLDWIDE,  INC.


By:     /s/  Jean  Claude  Mas               Dated:  November  6,  2003
        ------------------------------------
        Jean  Claude  Mas
Its:    Chairman  of  the  Board  of  Directors,  Chief Executive Officer, Chief
Financial  Officer,  President,  Secretary  and  Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/  Jean  Claude  Mas               Dated:  November  6,  2003
        ------------------------------------
       Jean  Claude  Mas
Its: Chairman of the board of Directors, Chief Executive Officer, Chief Financial Officer, President, Secretary and Director


By:     /s/  Fabrice  Viguier               Dated:  November  6,  2003
      ------------------------------------
      Fabrice  Viguier
Its:  Director


By:     /s/  Alain  Sereyjol  Garros          Dated:  November  6,  2003
      ------------------  ------------------
      Alain  Sereyjol  Garros
Its:  Director

                          Independent Auditors' Report


To  the  Board  of  Directors  and
Stockholders  of  Heritage  Worldwide,  Inc.

I have audited the accompanying consolidated balance sheet of Heritage Worldwide and Subsidiaries (the "Company") at June 30, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the two years ended June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Worldwide, Inc. and Subsidiaries at June 30, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the two years ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernard Morieul
Bernard  Morieul
Commissaire  aux  comptes


Marseille,  France
October  30,  2003

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                     ASSETS


Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   107,064
  Accounts receivable, net of an allowance for doubtful
    accounts of $323,858 . . . . . . . . . . . . . . . . . . .    3,918,105
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .    6,186,075
  Prepaid expenses and other current assets. . . . . . . . . .      604,248
                                                                -----------
    Total current assets . . . . . . . . . . . . . . . . . . .   10,815,492


Property and equipment . . . . . . . . . . . . . . . . . . . .    2,151,504
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .      949,420
Investment . . . . . . . . . . . . . . . . . . . . . . . . . .      682,408
Deferred income tax. . . . . . . . . . . . . . . . . . . . . .      567,669
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      117,686
                                                                -----------

                                                                $15,284,179
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .  $ 2,054,288
  Accounts payable and accrued expenses. . . . . . . . . . . .    4,496,183
  Current portion of long term debt. . . . . . . . . . . . . .      272,668
  Due to Stockholder . . . . . . . . . . . . . . . . . . . . .      147,031
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . .      133,010
                                                                -----------
    Total current liabilities. . . . . . . . . . . . . . . . .    7,103,149


  Long term debt, net of current portion . . . . . . . . . . .      406,089
                                                                -----------
                                                                  7,509,269
                                                                -----------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    28,196,667 shares issued and 16,196,667 shares outstanding       16,197
  Additional paid in capital . . . . . . . . . . . . . . . . .    3,268,916
  Accumulated other comprehensive income . . . . . . . . . . .    1,379,791
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .    3,110,006
                                                                -----------

                                                                  7,774,910
  Treasury stock, 12,000,000 shares, at cost . . . . . . . . .            -
                                                                -----------

    Total stockholders' equity . . . . . . . . . . . . . . . .    7,774,910
                                                                -----------

                                                                $15,284,179
                                                                ===========

                See Notes to Consolidated Financial Statements.


                      HERITAGE WORLDWIDE, INC. SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED JUNE 30,

                                                                    2003              2002
                                                            --------------------  ------------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . .  $         8,470,931   $ 6,139,862
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .            4,592,523     1,977,203
                                                            --------------------  ------------

    Gross profit . . . . . . . . . . . . . . . . . . . . .            3,878,408     4,162,659
                                                            --------------------  ------------

Operating expenses:
  Selling, general and administrative. . . . . . . . . . .            3,606,296     2,730,210
  Research and development . . . . . . . . . . . . . . . .            1,157,465       731,814
                                                            --------------------  ------------

    Total operating expenses . . . . . . . . . . . . . . .            4,763,761     3,462,024
                                                            --------------------  ------------

(Loss) income before other income (expense) and
  (benefit) provision for income taxes . . . . . . . . . .             (885,353)      700,635
                                                            --------------------  ------------

Other income (expense):
  Other income (expense) . . . . . . . . . . . . . . . . .              (54,836)       21,686
  Interest expense . . . . . . . . . . . . . . . . . . . .             (138,187)      (83,788)
                                                            --------------------  ------------

    Total other income (expense) . . . . . . . . . . . . .             (193,023)      (62,102)
                                                            --------------------  ------------

(Loss) income before (benefit) provision for income taxes.           (1,078,376)      638,533

(Benefit) provision for income taxes . . . . . . . . . . .             (385,040)       49,246
                                                            --------------------  ------------

    Net (loss) income. . . . . . . . . . . . . . . . . . .  $          (693,336)  $   589,287
                                                            ====================  ============


Basic net (loss) income per common share . . . . . . . . .  $             (0.04)  $      0.04
                                                            ====================  ============

Basic weighted average common shares outstanding . . . . .           16,172,917    16,166,667
                                                            ====================  ============

                See Notes to Consolidated Financial Statements.

                                       HERITAGE  WORLDWIDE,  INC.  AND  SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                             YEARS ENDED JUNE 30, 2003 AND 2002

                                                                           Accumulated
                                            Common  Stock     Additional     Other                       Total
                                            -------------      Paid In    Comprehensive   Retained    Stockholders'
                                           Shares    Amount    Capital       Income       Earnings      Equity       Income
                                         ----------  -------  ----------  -------------  -----------  -------------  -----------
Balance, June 30, 2001. . . . . . . . .  16,166,667  $16,167  $3,238,946  $ (652,937)    $3,214,055   $5,816,231

Foreign currency translation adjustment           -        -           -     421,053              -      421,053     $  421,053
Net income. . . . . . . . . . . . . . .           -        -           -           -        589,287      589,287        589,287
                                         ----------  -------  ----------  -----------    -----------  -----------    -----------

Balance, June 30, 2002. . . . . . . . .  16,166,667   16,167   3,238,946    (231,884)     3,803,342    6,826,571     $1,010,340
                                                                                                                     ===========

Issuance of common stock. . . . . . . .      30,000       30      29,970           -              -       30,000
Foreign currency translation adjustment           -        -           -   1,611,675              -    1,611,675     $1,611,675
Net loss. . . . . . . . . . . . . . . .           -        -           -           -       (693,336)    (693,336)     (693,336)
                                         ----------  -------  ----------  -----------    -----------  -----------    -----------

Balance, June 30, 2003. . . . . . . . .  16,196,667  $16,197  $3,268,916  $1,379,791     $3,110,006   $7,774,910     $  918,339
                                         ==========  =======  ==========  ===========    ===========  ===========    ===========

                                 See Notes to Consolidated Financial Statements.

                        HERITAGE WORLDWIDE, INC. SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED JUNE 30,

                                                               2003         2002
                                                            ----------  ------------
Cash flows from operating activities:
  Net (loss) income. . . . . . . . . . . . . . . . . . . .  $(693,336)  $   589,287
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . .    656,969       516,946
      Allowance for obsolete inventory . . . . . . . . . .          -       214,932
      Allowance for doubtful accounts. . . . . . . . . . .    323,858             -
      Deferred income tax. . . . . . . . . . . . . . . . .   (385,040)       47,903
      Customer litigation. . . . . . . . . . . . . . . . .    133,010             -
      Customer Warranty. . . . . . . . . . . . . . . . . .    224,567             -
  Change in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . .    701,871      (232,318)
    Inventories. . . . . . . . . . . . . . . . . . . . . .   (750,297)   (2,148,985)
    Prepaid expenses and other current assets. . . . . . .      4,184        68,998
    Accounts payable and accrued expenses. . . . . . . . .    386,031       950,994
                                                            ----------  ------------
Net cash provided by operating activities. . . . . . . . .    601,817         7,757
                                                            ----------  ------------

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . .   (452,687)     (505,690)
  Proceeds from sale of property and equipment . . . . . .      7,904        15,117
  Purchase of additional investment. . . . . . . . . . . .   (241,000)            -
                                                            ----------  ------------
 Net cash used in investing activities . . . . . . . . . .   (685,783)     (490,573)
                                                            ----------  ------------

Cash flows from financing activities:
  Increase in bank overdraft . . . . . . . . . . . . . . .    319,280       726,295
  Proceeds from sale of common stock . . . . . . . . . . .     30,000             -
  Proceeds from long term debt . . . . . . . . . . . . . .     73,713        50,880
  Repayment of long term debt. . . . . . . . . . . . . . .   (301,964)     (354,596)
  Repayment of capital leases. . . . . . . . . . . . . . .          -       (78,766)
  (Decrease) increase in due to stockholder. . . . . . . .    (23,606)       54,254
                                                            ----------  ------------
Net cash provided by financing activities. . . . . . . . .     97,423       398,067
                                                            ----------  ------------

Effect of exchange rate changes on cash. . . . . . . . . .     27,887        36,913
                                                            ----------  ------------

Increase (decrease) in cash. . . . . . . . . . . . . . . .     41,344       (47,836)
Cash, beginning of year. . . . . . . . . . . . . . . . . .     65,720       113,556
                                                            ----------  ------------

Cash, end of year. . . . . . . . . . . . . . . . . . . . .  $ 107,064   $    65,720
                                                            ==========  ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest . . . . . . . . .  $ 140,375   $    87,914
                                                            ==========  ============

Supplemental disclosure of non-cash financing activities:
  Acquisition of PIP Espana in exchange for
  accounts receivable (See Note 1) . . . . . . . . . . . .  $       -   $   819,270
                                                            ==========  ============

                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  1  -  NATURE  OF  BUSINESS  AND  ACQUISITION

Heritage Worldwide, Inc. (the "Company") is incorporated in the State of Delaware. From inception through February 28, 2003, the Company was in the development stage. On March 1, 2003 the Company acquired 99% of the outstanding common stock of Poly Implants Protheses, S.A. ("PIP") a French corporation, engaged in developing, manufacturing and marketing breast and other body implants and body support products throughout the world. The Company issued 13,741,667 shares of their common stock to acquire PIP. The Company's operations are located in France and Spain. The Company has adopted PIP's fiscal year ending June 30, 2003.

As the stockholders of PIP control greater than 50% of the Company after the merger, the acquisition has been accounted for as a reverse merger, whereby PIP is deemed the acquirer. Among other matters, this requires the Company to present in all financial statements prior historical financial statements and other information of PIP. It also requires a retroactive restatement of PIP's historical stockholders' equity to reflect the equivalent number of common shares received in the merger. At the date of acquisition the Company had no significant assets or liabilities.

Effective January 1, 2002, the Company acquired approximately 95% of the outstanding common stock of PIP Espana as payment of accounts receivable from PIP Espana of $819,270. PIP Espana conducts its operations in Spain.

The acquisition of PIP Espana has been accounted for as a purchase in accordance with SFAS No. 141 (See Note 3). The purchase price has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition, as follows:

     Current  Assets                        $     640,327
     Property  and  Equipment                       1,652
     Goodwill                                     645,902
     Current  Liabilities                        (468,611)
                                            --------------
                                            $     819,270
                                            ==============

The following unaudited pro forma consolidated results of operations of the Company and Subsidiaries for the year ended June 30, 2002 assume that the acquisition of PIP Espana had occurred as of July 1, 2001. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had PIP Espana been acquired as a part of the Company since July 1, 2001.



     Sales                                  $   6,589,951
                                            ==============
     Net  income                            $     673,578
                                            ==============
     Basic  net  income  per  common  share $        0.04
                                            ==============
     Basic weighted average common  share
       outstanding                             16,166,667
                                            ==============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Concentration  of  Credit  Risk
-------------------------------
Accounts receivable are due from various customers through out the world in the plastic and reconstructive surgery industry; accordingly the Company is exposed to business, economic and legal risks of that industry. Although the Company does not currently foresee a concentrated credit risk associated with these accounts receivable, repayment is dependent upon the financial stability of the plastic and reconstructive surgery industry.

Concentration  of  Credit  Risk  for  Cash  Held  at  Banks
-----------------------------------------------------------
The Company has deposits with commercial institutions in France, which at times may exceed the insured French statutory limits of approximately $150,000. Management has placed these funds in high quality institutions in order to manage this risk.

Allowance  for  Doubtful  Accounts
----------------------------------
The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

During the year ended June 30, 2002 the Company determined that the receivable from PIP America, an unrelated entity, of approximately, $1,235,000 was uncollectible and, accordingly, wrote off the balance against a previously recognized allowance.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property  and  Equipment
------------------------
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements and capital leases is recorded over the shorter of the straight-line basis over the estimated useful life or the lease term of the asset. Normal maintenance and repairs of property and equipment are expensed as incurred while renewals, betterments and major repairs that materially extend the useful life of property and equipment are capitalized. Upon retirement or disposition of property and equipment, the asset and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is charged to operations.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Goodwill
--------
Goodwill represents the excess of costs over fair value of assets of businesses acquired. In June 2001 the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill.
Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

Impairment  of  long-lived  assets
----------------------------------
The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At June 30, 2003 the Company believes that there has been no impairment of its long-lived assets.

Investment
----------
The Company's investment is reported on the equity method (See Note 6). Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends paid.

Income  Taxes
-------------
The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized.

Product  Warranties
-------------------
The Company warrants their product for product failure. The Company provides a limited warranty for a period of five years from implantation, and an even more limited warranty thereafter. The Company has provided a reserve for warranty expense for future normal claims (see Note 11) based on a three year historical rate. The warranty's can be fulfilled by either payment in cash, product replacement or both.

Revenue  Recognition
--------------------
The Company recognizes product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Shipping  and  Handling  Costs
------------------------------
Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs."

Advertising
-----------
Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statement of operations. For the years ended June 30, 2003 and 2002 the Company incurred advertising expenses of approximately $39,800 and $38,400, respectively.

Research  and  Development
--------------------------
Research and development costs are charged to operations as incurred and consists primarily of salaries, raw materials and supplies.

Income  (Loss)  per  Share
--------------------------
The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company does not have any common stock equivalents. Dilutive earnings per share are not presented for both years shown as it is the same as basic income per share.

Financial  Instruments
----------------------
The carrying amounts of financial instruments, including cash, accounts receivable, bank overdraft and accounts payable and accrued expenses approximate fair value at June 30, 2003 because of the relatively short maturity of the instruments. The carrying value of long term debt approximate fair value at June 30, 2003 based upon debt terms available for companies under similar terms.

Foreign  Currency  Translation  and  Transactions
-------------------------------------------------
The assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' equity and foreign currency transaction gains and losses are included in operations.

Use  of  Estimates
------------------
In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Recently  Issued  Accounting  Pronouncements
--------------------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 has not had a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company believes that the adoption of SFAS 150 will not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE  4  -  INVENTORIES

Inventories  consist  of  the  following  at  June  30,  2003:

     Finished  Goods                        $   6,030,333
     Raw  materials                               107,285
     Other                                         48,457
                                            --------------
                                            $   6,186,075
                                            ==============

During the year ended June 30, 2002 the Company provided an allowance for obsolete inventory of $214,932. For the year ended June 30, 2003 the Company wrote off the obsolete inventory against the allowance.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  5  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  at  June  30,  2003:

     Building                               $      66,665
     Leasehold  improvements                    2,930,278
     Machinery  and  equipment                  1,741,499
                                            --------------
                                                4,738,442
     Less:  accumulated depreciation and
       amortization                            (2,586,938)
                                            --------------
                                            $   2,151,504
                                            ==============

Certain property and equipment, with an original cost of approximately $162,000, has been pledged as collateral against the Company's long term debt.

NOTE  6  -  INVESTMENT

At June 30, 2003 the Company has an approximate 38% investment in Sci Lucas, a related French real estate company, including the approximate additional 8% purchased in the year ended June 30, 2003 for approximately $241,000. Any equity in income or loss of investee, for the years ended June 30, 2003 and 2002, was not material. Sci Lucas is the owner of two buildings, which are leased to the Company. The leases will expire in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date.

At June 30, 2003 the Company owed Sci Lucas approximately $185,900, relating to amounts due for rent, which is included in accounts payable and accrued expenses. For the years ended June 30, 2003 and 2002 the Company paid rent to Sci Lucas of approximately $356,400 and $278,400, respectively.


NOTE  7  -  LONG  TERM  DEBT

The Company's long term debt consists of various notes payable with principal amounts ranging from $1,639 to $151,653, interest rates range from 4.71% per annum to 9.95% per annum and due dates between October 1, 2003 and December 5, 2006. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances.

Long  term  debt  consists  of  the  following  at  June  30,  2003:

     Notes  payable                         $     541,633
     ANVAR  advances                              137,124
                                            --------------
                                                  678,757
     Less:  current  portion                     (272,668)
                                            --------------
     Long term debt, net of current portion $     406,089
                                            ==============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  7  -  LONG  TERM  DEBT  -  continued

The  aggregate  maturities  of  long  term debt at June 30, 2002 are as follows:

        June  30,
        ---------
          2004                              $     272,668
          2005                                    163,142
          2006                                    102,341
          2007                                      3,482
          2008  (ANVAR)                           137,124
                                            --------------
                                            $     678,757
                                            ==============


NOTE  8  -  INCOME  TAXES

The (benefit) provision for income taxes for the years ended June 30, 2003 and 2002 consist entirely of foreign deferred income taxes.

Under French tax law the Company has benefited from the provision which provides a 120 month exemption from French corporate taxes beginning September 1, 1991. Under French tax law net operating losses ("NOL's") of approximately $1,150,000, that can be used to offset future income, are available indefinitely.

The  components  of the net deferred tax assets are as follows at June 30, 2003:

     Capitalized research and development   $     440,079
     Net  operating  loss  carryforward           401,137
     Depreciation                                (310,073)
     Retirement  payable                           19,371
     Other                                         17,155
                                            --------------
                                            $     567,669
                                            ==============

Differences between the United States Federal statutory income tax rate and the effective tax rate on the statement of operations for the years ended June 30, 2002 and 2001 are as follows:

                                  2003               2002
                                  ----               ----
     Federal                      34.0  %            34.0  %
     State                         0.0                0.0
     Foreign                     (69.7)             (26.3)
                                 --------           --------
                                 (35.7) %             7.7  %
                                 ========           ========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  9  -  DUE  TO  STOCKHOLDER

At June 30, 2003 the stockholder advanced funds on behalf of the Company for travel and related expenses. The Company reimburses these amounts during the succeeding year. These advances are non-interest bearing.

NOTE  10  -  EQUITY  TRANSACTIONS

The Company has a private placement under which up to 1,000,000 shares of the Company's common stock may be sold at $1.00 per share, through March 1, 2004.

During April 2003 the Company sold 30,000 shares of its common stock under the private placement.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES

Lease  commitments:
------------------

The Company has entered into various noncancellable operating leases for its corporate offices, manufacturing and distribution facilities. These leases all expire within 7 years. For the years ended June 30, 2003 and 2002 rent expense was approximately $471,500 and $324,400, respectively, inclusive of leases for facilities owned by related parties.

At June 30, 2003 total minimum rentals under operating leases with remaining noncancellable lease terms of more than one year were as follows:

       Year  Ending
         June  30,
         ---------
          2004                      $     487,200
          2005                            472,300
          2006                            430,100
          2007                            381,800
          2008                            371,000
          Thereafter                      356,900
                                   --------------
                                    $   2,499,300
                                   ==============

Legal  Contingencies:
---------------------

The Company is a defendant in various legal matters for unspecified damages alleging breach of warranty and personal injury from breast implants. These matters are in various stages of litigation, for some of which the Company has agreed to reimburse their US distributor in the amount of $600,000. In addition, the Company has recognized an additional $75,000 for claims the Company may be required to pay. Management and legal counsel can not determine the outcome of these matters, but has estimated an aggregate liability, including expenses net of insurance, for these and any other claims, if any, of $1,352,000, which has been provided for as of June 30, 2003.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  12  -  SEGMENT  AND  GEOGRAPHIC  INFORMATION

Information about the Company's sales in different geographic locations for the years ended June 30, 2003 and 2002 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."


                         Year  Ended  June  30,
                         ----------------------
                            2003        2002
                         ----------  ----------
  Net Sales:
    France. . . . . . .  $2,533,000  $2,089,000
    Columbia. . . . . .   1,176,000     697,000
    Great Britain . . .     700,000     661,000
    Spain . . . . . . .     585,000     475,000
    Netherlands . . . .     625,000     409,000
    Italy . . . . . . .     302,000     315,000
    South Korea . . . .     159,000     437,000
    Thailand. . . . . .     215,000           -
    Mexico. . . . . . .     199,000     189,000
    Venezuela . . . . .     171,000     160,000
    Hungry. . . . . . .     158,000     108,000
    Australia . . . . .     150,000      32,000
    South Africa. . . .     143,000     176,000
    Singapore . . . . .      89,000      50,000
    Other countries (*)     118,000     342,000
                         ----------  ----------
                         $8,471,000  $6,140,000
                         ==========  ==========

* - Included in amount for other countries are sales to 28 countries that represent each one less than 2% of total sales for the years ended June 30, 2003 and 2002.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  13  -  SUBSEQUENT  EVENTS

- During July 2003, the Company issued 60,000 shares of its common stock for services provided to the Company. These services were valued at $60,000. During September 2003, the Company sold 38,000 shares of its common stock at $1.00 per shares to various investors through the Private Placement.

- During October 2003, the Company created a wholly owned subsidiary, PIP Acquisition II, Inc., to acquire 100% of the outstanding common stock of OS MXM, Inc., ("OS") a Delaware Corporation (the Merger"). This acquisition has been accounted for as a purchase.

Concurrent with the Merger, OS, issued convertible debentures totaling $1,000,000 to an investor in exchange for $500,000 in cash and a promissory note receivable for $500,000. The debentures accrue interest at 1% per annum and are due October 9, 2008. Under the terms of the Convertible Debenture Purchase
Agreement (the "Agreement"), the Company has reserved 10,000,000 shares of common in escrow to be distributed upon conversion.

The per share conversion price for the convertible debentures in effect on any conversion date, as defined in the Agreement, is the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices per share of the Company's common stock during the forty trading days immediately preceding the date on which the holder of the debenture provides the escrow agent with a notice of conversion. The number of shares issuable upon conversion is also subject to anti-dilution provisions. The Investor's right to convert is subject to the limitation that the Investor may not at any time own more than 4.99% of the outstanding common stock of the Company, unless the Company is in default of any provision of the debenture agreement or the Investor gives seventy-five days advance notice of its intent to exceed the limitation. In the event of a default in the debentures, interest on the debentures will accrue interest at 15% per annum from the date of default.

The note receivable is not due until the closing bid price of the Company's common shares is above $1.25 for thirty consecutive days at any time until the date of maturity, October 9, 2008. This note does not accrue interest.