Form 10QSB
period 2003-09-30
HERITAGE WORLDWIDE INC
filed 2003-11-24
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     FORM  10-QSB

     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarter  ended  September  30,  2003

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


337  Avenue  de  Bruxelles  La  Seyne-Sur-Mer  (France)                83507
------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                         (Zip  Code)

                                 (33) 494109810
                          -----------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 1, 2003, the issuer had outstanding 16,256,667 shares of Common Stock.

Transitional  Small  Business  Disclosure  Format:  Yes  |_|  No  |X|

                            HERITAGE WORLDWIDE, INC.
                               SEPTEMBER 30, 2003
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          Page Number
         Special Note Regarding Forward Looking Information                    3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                   10
Item 3.  Controls and Procedures                                              12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities and Use of Proceeds                            12
Item 3.  Defaults in Senior Securities                                        12
Item 4.  Submission of Matters to a Vote of Security Holders                  12
Item 5.  Other Information                                                    12
Item 6.  Exhibits and Reports on Form 8-K                                     12


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

Consolidated Balance Sheet as of September 30, 2003 (unaudited). . . .  5

Consolidated Statements of Operations for the three months
           ended September 30, 2003 and September 30, 2002 (unaudited)  6

 Consolidated Statements of Cash Flows for the three months ended
           September 30, 2003 and September 30, 2002 (unaudited) . . .  7

  Notes to Consolidated Financial Statements (unaudited) . . . . . . .  8

              HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                         September 30, 2003
                            (Unaudited)


                               ASSETS
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   127,415
  Accounts receivable, net of an allowance for doubtful
    accounts of $308,781. . . . . . . . . . . . . . . .    3,917,354
  Inventories . . . . . . . . . . . . . . . . . . . . .    6,525,611
  Prepaid expenses and other current assets . . . . . .      599,310
                                                         -----------
    Total current assets. . . . . . . . . . . . . . . .   11,169,690

Property and equipment, net of accumulated depreciation
  and amortization of $2,596,873. . . . . . . . . . . .    1,971,719
Goodwill. . . . . . . . . . . . . . . . . . . . . . . .      905,218
Investment, at cost . . . . . . . . . . . . . . . . . .      650,637
Deferred income tax . . . . . . . . . . . . . . . . . .      489,222
Other assets. . . . . . . . . . . . . . . . . . . . . .      104,171
                                                         -----------

                                                         $15,290,657
                                                         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . .  $ 2,122,922
  Accounts payable and accrued expenses . . . . . . . .    4,774,600
  Current portion of long term debt . . . . . . . . . .      245,467
  Due to stockholder. . . . . . . . . . . . . . . . . .      184,652
  Warranty reserve. . . . . . . . . . . . . . . . . . .      159,503
                                                         -----------
    Total current liabilities . . . . . . . . . . . . .    7,487,144
Long term debt, net of current portion. . . . . . . . .      330,375
                                                         -----------
                                                           7,817,519
                                                         -----------

Stockholders' Equity:
  Common stock; $.001 par value,  50,000,000 shares
    Authorized; 28,234,667 shares issued and
    16,234,667 shares outstanding . . . . . . . . . . .       16,235
  Additional paid in capital. . . . . . . . . . . . . .    3,306,878
  Accumulated other comprehensive income. . . . . . . .      997,294
  Retained earnings . . . . . . . . . . . . . . . . . .    3,152,731
                                                         -----------
                                                           7,473,138
Treasury stock, 12,000,000 shares, at cost. . . . . . .            -
                                                         -----------
    Total stockholders' equity. . . . . . . . . . . . .    7,473,138
                                                         -----------

                                                         $15,290,657
                                                         ===========

          See Notes to Consolidated Financial Statements.

                                 HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended September 30,
                                                                              2003          2002
                                                                          ------------  ------------
                                                                           (Unaudited)   (Unaudited)
Revenue                                                                   $ 2,608,603   $ 1,265,106
Cost of sales                                                               1,207,032       654,314
                                                                          ------------  ------------
    Gross profit                                                            1,401,571       610,792
                                                                          ------------  ------------

Expenses:
  Selling, general and administrative                                        (878,833)     (707,011)
  Research and development                                                   (324,492)     (347,754)
  Other expenses                                                              (87,392)      (35,437)
  Interest expense                                                            (33,296)      (23,462)
                                                                          ------------  ------------

Income (loss) before (provision) benefit for income taxes                      77,558      (502,872)

(Provision) benefit for income taxes                                          (34,833)      172,636
                                                                          ------------  ------------

Net income (loss)                                                              42,725      (330,236)

Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustment                                    (382,497)      718,568
                                                                          ------------  ------------

Comprehensive income (loss)                                               $  (339,772)  $   388,332
                                                                          ============  ============

Basic net income (loss) per common share                                  $          *  $     (0.02)
                                                                          ============  ============

Basic weighted average common shares outstanding                           16,201,210    16,166,667
                                                                          ============  ============

*  -  Amount  less  than  $0.01

                 See Notes to Consolidated Financial Statements.

                               HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended September 30,
                                                                               2003        2002
                                                                          ------------  ----------
                                                                           (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                       $    42,725   $(330,236)
    Adjustments to reconcile net income (loss) to net cash
      Used in operating activities:
        Depreciation and amortization                                         138,412     130,192
        Deferred income tax                                                    34,833    (172,636)
        Provision for customer warranty                                        32,685           -
    Change in operating assets and liabilities:
      Accounts receivable                                                    (229,792)   (132,018)
      Inventories                                                            (658,180)    345,257
      Prepaid expenses and other current assets                                14,932      15,799
      Accounts payable and accrued expenses                                   546,457      91,917
                                                                          ------------  ----------
Net cash used in operating activities                                         (77,928)    (51,725)
                                                                          ------------  ----------

Cash flows used in investing activities:
  Purchases of property and equipment                                         (53,234)    (36,740)
                                                                          ------------  ----------

Cash flows from financing activities:
  Increase in bank overdraft                                                  172,296     173,277
  Proceeds from sale of common stock                                           38,000           -
  Repayment of long term debt                                                 (74,793)    (85,107)
  Increase (decrease) in due to stockholder                                     6,024     (23,647)
                                                                          ------------  ----------
Net cash provided by financing activities                                     141,527      64,523
                                                                          ------------  ----------

Effect of exchange rate changes on cash                                         9,986      44,624
                                                                          ------------  ----------

Increase in cash                                                               20,351      20,682
Cash, beginning of period                                                     107,064     113,556
                                                                          ------------  ----------

Cash, end of period                                                       $   127,415   $ 134,238
                                                                          ============  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                $    33,405   $  19,275
                                                                          ============  ==========

                  See Notes Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


NOTE  1  -  NATURE  OF  BUSINESS  AND  ACQUISITION

Heritage Worldwide, Inc. (the "Company") is incorporated in the State of Delaware. The Company and its subsidiaries develop, manufacture, and market breast and other body implants and body support products throughout the world.


NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The accompanying unaudited financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB filed with the SEC on November 12, 2003.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

- Use of Estimates - In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

- Under Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of common shares outstanding during the period.

- Management does not believe that recently issued, but not yet effective accounting pronouncements, have a material effect on the accompanying financial statements.

NOTE  4  -  LEGAL  CONTINGENCIES

There has been no material developments on the legal matters as previously disclosed in the financial statements for the year ended June 30, 2003.

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

RESULTS  OF  OPERATIONS

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     During the three months ended September 30, 2003 (the "2003 Period"), revenues were $2,608,603 compared to revenues of $1,265,106 during the three months ended September 30, 2002 (the "2002 Period"). This represents an increase of approximately 106.2%.

     Gross profit was $1,401,570 during the 2003 Period compared to $610,791 during the 2002 Period. Gross profits as a percentage of revenues increased to approximately 53.7% during the 2003 Period compared to 48.3% during the 2002 Period.

     Selling, general and administrative expenses were $878,833 during the 2003 Period compared to $707,011 during the 2002 Period. This increase was a result of the implementation of increased selling efforts in new markets. We also implemented a policy of limiting overhead expenses.

     Research and development expenses decreased slightly to $324,492 during the 2003 Period from $347,754 during the 2002 Period. We continue our commitment to develop new products and improve existing lines of products.

     During the 2003 Period we had a provision for income taxes of $34,833 on income of $77,558, as compared to a benefit for income taxes of $172,636 on a loss of $502,872 during the 2002 Period.

     During the 2003 Period we had net income of $42,725 compared to a net loss of $330,236 during the 2002 Period. This change to net income from a net loss was due to our increased revenues from new markets and the effects of our policy of limiting overhead expenses, as well as the other factors described above.


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

     In July 2000, we also established a new policy to limit our expenses. During the three months ended September 30, 2003, we incurred a 10% increase in national insurance contributions due to the agreement signed in 1998 between our trade unions and the French government.

     During the three months ended September 30, 2003,we encountered a tight financial situation due in part to our withdrawal from the U.S. market. Our short-term financial needs have been provided by credit lines from banks, which are currently fully utilized.

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


                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     There has been no material developments on the legal matters disclosed in Form 10-KSB for the year ended June 30, 2003, as previously filed.

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

          31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

          31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

          32.1 Section  1350  Certification  of  Chief  Executive  Officer

          32.2 Section  1350  Certification  of  Chief  Financial  Officer

     (b)  Reports  on  Form  8-K

          Registrant  filed  a  Report  on Form 8-K on August 26, 2003 regarding
Item 8, change in fiscal year. Registrant changed its fiscal year from years ending on December 31 to years ending on June 30.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HERITAGE  WORLDWIDE,  INC.
                                                   (Registrant)


Date:  November  19,  2003                  By: /s/  Jean  Claude  Mas
                                                ----------------------
                                                Jean  Claude  Mas
                                                Director, President (Principal
                                                Executive officer) and Treasurer
                                                (Principal Financial  Officer)