Form 10QSB
period 2003-12-31
HERITAGE WORLDWIDE INC
filed 2004-03-19
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2003

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number [000-28277]

                            HERITAGE WORLDWIDE, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                          13-4196258
-----------------------------------                      --------------------
(State  or  other  jurisdiction  of                        (I.R.S.  Employer
incorporation  or  organization)                         Identification  No.)


337  Avenue  de  Bruxelles  La  Seyne-Sur-Mer  (France)           83507
------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                   (Zip  Code)

                              (011) (33) 494-109810
                        ---------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 1, 2004, the issuer had outstanding 17,309,399 shares of Common Stock.

Transitional  Small  Business  Disclosure  Format:  Yes  |_|  No  |X|


                            HERITAGE WORLDWIDE, INC.
                                DECEMBER 31, 2003
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                         Page Number
         Special Note Regarding Forward Looking Information                   3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                  10
Item 3.  Controls and Procedures                                             13

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities and Use of Proceeds                           13
Item 3.  Defaults in Senior Securities                                       15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

Consolidated  Balance  Sheet  as  of  December  31,  2003  (unaudited)         5

Consolidated Statements of Operations for the three months and six months
           ended  December  31,  2003  and  December 31, 2002 (unaudited)      6

Consolidated  Statements  of  Cash  Flows  for  the  six  months  ended
           December  31,  2003  and  December  31,  2002  (unaudited)          7

Notes  to  Consolidated  Financial  Statements  (unaudited)                    8


                           HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2003
                                         (Unaudited)




                                           ASSETS

Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   412,322
  Accounts receivable, net of an allowance for doubtful accounts of $1,077,918    4,575,608
  Inventories, net of allowance of $657,700. . . . . . . . . . . . . . . . . .    3,661,909
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .      786,407
                                                                                ------------

    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,436,246

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .    2,049,704
Discount on convertible debentures . . . . . . . . . . . . . . . . . . . . . .      477,260
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      965,871
Investment, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      694,232
Deferred income tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,402,915
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      120,183
                                                                                ------------

                                                                                $15,146,411
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,861,867
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .    5,368,906
  Current portion of long term debt. . . . . . . . . . . . . . . . . . . . . .      226,972
  Due to stockholder . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      181,557
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      205,065
  Deferred income tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      470,503
                                                                                ------------

    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    8,314,870

Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      500,000
Long term debt, net of current portion . . . . . . . . . . . . . . . . . . . .      311,367
                                                                                ------------

                                                                                  9,126,237
                                                                                ------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    29,279,399 shares issued 17,279,399 shares outstanding . . . . . . . . . .       17,279
  Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . .    5,290,563
  Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . .    1,498,894
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (786,562)
                                                                                ------------

                                                                                  6,020,174
Treasury stock, 12,000,000 shares, at cost . . . . . . . . . . . . . . . . . .            -
                                                                                ------------

    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .    6,020,174
                                                                                ------------

                                                                                $15,146,411
                                                                                ============

See  Notes  to  Consolidated  Financial  Statements.


                                 HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                      Six  Months  Ended         Three  Months  Ended
                                                         December  31,               December  31,
                                                  --------------------------  --------------------------
                                                      2003          2002          2003          2002
                                                  ------------  ------------  ------------  ------------
Revenue. . . . . . . . . . . . . . . . . . . . .  $ 6,296,316   $ 3,242,406   $ 3,681,670   $ 1,991,031
Cost of sales. . . . . . . . . . . . . . . . . .    3,764,499     1,489,023     2,589,689       839,281
                                                  ------------  ------------  ------------  ------------

    Gross profit . . . . . . . . . . . . . . . .    2,531,817     1,753,383     1,091,981     1,151,750
                                                  ------------  ------------  ------------  ------------

Operating expenses:
  Selling, general and administrative. . . . . .    2,132,576     1,545,416     1,208,857       842,491
  Bad debts. . . . . . . . . . . . . . . . . . .      818,197       124,260       814,115       125,932
  Inventories write down . . . . . . . . . . . .    3,049,956             -     3,049,956             -
  Research and development . . . . . . . . . . .      735,487       808,296       419,732       463,199
                                                  ------------  ------------  ------------  ------------

    Total operating expenses . . . . . . . . . .    6,736,216     2,477,972     5,492,660     1,431,622
                                                  ------------  ------------  ------------  ------------

Loss before other (expense) and benefit
  for income taxes . . . . . . . . . . . . . . .   (4,204,399)     (724,589)   (4,400,679)     (279,872)
                                                  ------------  ------------  ------------  ------------

Other income (expense):
  Other income (expense) . . . . . . . . . . . .       (1,953)       (1,315)       (1,625)       34,941
  Interest expense . . . . . . . . . . . . . . .      (91,991)      (45,844)      (57,790)      (22,444)
                                                  ------------  ------------  ------------  ------------

    Total other income (expense) . . . . . . . .      (93,944)      (47,159)      (59,415)       12,497
                                                  ------------  ------------  ------------  ------------

Loss before benefit for income taxes . . . . . .   (4,298,343)     (771,748)   (4,460,094)     (267,375)

Benefit for income taxes . . . . . . . . . . . .      371,774       264,941       425,017        91,790
                                                  ------------  ------------  ------------  ------------

    Net loss . . . . . . . . . . . . . . . . . .   (3,926,569)     (506,807)   (4,035,077)     (175,585)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment. . . .      119,103       778,015       501,600     1,506,583
                                                  ------------  ------------  ------------  ------------

    Comprehensive income (loss). . . . . . . . .  $(3,807,466)  $   271,208   $(3,533,477)  $ 1,330,998
                                                  ============  ============  ============  ============


Basic net loss per common share. . . . . . . . .  $     (0.24)  $     (0.03)  $     (0.24)  $     (0.01)
                                                  ============  ============  ============  ============

Basic weighted average common
  shares outstanding . . . . . . . . . . . . . .   16,516,692    16,166,667    16,821,718    16,166,667
                                                  ============  ============  ============  ============

See Notes to Consolidated Financial Statements.

                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months
                                                          Ended December  31,
                                                       ------------------------
                                                           2003         2002
                                                       ------------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(3,926,569)  $(506,807)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization . . . . . . . . .      303,300     387,266
      Accretion of interest on convertible debentures       22,740           -
      Provision for doubtful accounts . . . . . . . .      818,197           -
      Provision for obsolete inventories. . . . . . .    3,707,657           -
      Deferred income tax . . . . . . . . . . . . . .     (360,885)   (269,594)
      Provision for customer warranty . . . . . . . .       72,055           -
  Change in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . .   (1,486,525)    671,398
    Inventories . . . . . . . . . . . . . . . . . . .   (1,109,919)   (279,822)
    Prepaid expenses and other current assets . . . .        2,489      11,570
    Accounts payable and accrued expenses . . . . . .      774,019    (396,467)
                                                       ------------  ----------

Net cash used in operating activities . . . . . . . .   (1,183,441)   (382,456)
                                                       ------------  ----------

Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . .     (161,791)    (81,856)
                                                       ------------  ----------

Cash flows from financing activities:
  (Decrease) increase in bank overdraft . . . . . . .     (224,133)    543,432
  Proceeds from long term debt. . . . . . . . . . . .            -      53,723
  Repayment of long term debt . . . . . . . . . . . .     (160,473)   (162,962)
  Proceeds from sale of convertible debentures. . . .      500,000           -
  Proceeds from sale of common stock. . . . . . . . .    1,522,629           -
  Decrease in due to stockholder. . . . . . . . . . .       (9,179)    (26,635)
                                                       ------------  ----------

Net cash provided by financing activities . . . . . .    1,628,844     407,558
                                                       ------------  ----------

Effect of exchange rate changes on cash . . . . . . .       21,646      72,868
                                                       ------------  ----------

Increase in cash. . . . . . . . . . . . . . . . . . .      305,258      16,114

Cash, beginning of year . . . . . . . . . . . . . . .      107,064      65,720
                                                       ------------  ----------

Cash, end of year . . . . . . . . . . . . . . . . . .  $   412,322   $  81,834
                                                       ============  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest. . . . . . .  $    69,251   $  37,356
                                                       ============  ==========

See  Notes  Consolidated  Financial  Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


NOTE  1  -  NATURE  OF  BUSINESS  AND  ACQUISITION

Heritage Worldwide, Inc. (the "Company") is incorporated in the State of Delaware. The Company and its subsidiaries develop, manufacture, and market breast and other body implants and body support products throughout the world.

On October 14, 2003 the Company acquired all the issued and outstanding common stock of OS MXM, Inc, ("OS") a Delaware corporation with no assets, or operations for 100 shares of its common stock valued at $325. The acquisition was accounted for as a purchase. OS was acquired to reintroduce the Company's breast implants into the United States market.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

The accompanying consolidated financial statements present the results of operations of the Company and its wholly owned subsidiary for the six-months ended December 31, 2003 and 2002 and OS from October 14, 2003 through December 31, 2003. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates

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

Change  in  accounting  estimate

Effective October 1, 2003 the Company adopted a new method of estimating for obsolete inventory and has recorded an inventory write down of $3,049,956 in the quarter ended December 31, 2003.

New  Accounting  Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)


NOTE  4  -  EQUITY  TRANSACTIONS

On November 6, 2003 the Company issued 1,052,632 shares of its common stock to a United Kingdom investment trust in exchange for 1,988,668 shares of the investment trust. The Company immediately sold these shares for approximately $1,485,000.

NOTE  5  -  CONVERTIBLE  DEBENTURES

On October 9, 2003 OS entered into a convertible debentures purchase agreement (the "Agreement") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transactions and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 shares of common stock. As part of the merger the Company assumed all the obligations and responsibilities of the Agreement. The Company received $500,000 during December 2003 and the remaining $500,000 on January 9, 2004.

NOTE  6  -  LEGAL  CONTINGENCIES

There have been no material developments on the legal matters as previously disclosed in the financial statements for the year ended June 30, 2003.

NOTE  7  -  SUBSEQUENT  EVENT

On February 26, 2004 the Company issued 25,000 shares of its common stock to various unrelated third parties for services rendered, valued at the fair value of the Company's common stock, $81,250. The Company also issued 10,000 shares of its common stock to their legal counsel for the value of their services rendered, $10,000. Additionally, the Company issued 25,000 shares of its common stock to an entity owned by the Company's legal counsel for investment advisory services valued at the fair value of Company's common stock, $81,250.

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

RESULTS  OF  OPERATIONS

     Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     During the three months ended December 31, 2003 (the "2003 Period"), revenues were $3,681,670 compared to revenues of $1,991,031 during the three months ended December 31, 2002 (the "2002 Period"). This represents an increase of approximately 84.9%.

     Gross profit was $1,091,981 during the 2003 Period compared to $1,151,750 during the 2002 Period. Gross profits as a percentage of revenues decreased to approximately 29.7% during the 2003 Period compared to 57.8% during the 2002 Period.

     During the 2003 Period we adopted a new method of estimating the value of our inventory. The adoption of this new method resulted in a write down in the value of our inventory of $3,049,956 with no corresponding write down during the 2002 Period. This write down was charged to our operating expenses during the 2003 Period.

     Selling, general and administrative expenses were $1,208,857 during the 2003 Period compared to $842,491 during the 2002 Period. This increase was a result of the implementation of increased selling efforts in new markets. We also implemented a policy of limiting overhead expenses.

     Research and development expenses decreased slightly to $419,732 during the 2003 Period from $463,199 during the 2002 Period. We continue our commitment to develop new products and improve existing lines of products.

     During the 2003 Period we had an expense for bad debts of $814,115, compared to an expense for bad debts of $125,932 during the 2002 Period. The increase was due to the writing off of overdue accounts that we determined are unlikely to be collected.

     During the 2003 Period we had a benefit for income taxes of $425,017 on a loss of $4,460,094, compared to a benefit for income taxes of $91,790 on a loss of $267,375 during the 2002 Period.

     During the 2003 Period we had a net loss of $4,035,077 compared to a net loss of $175,585 during the 2002 Period. The increase in our loss was due primarily to the increase in our expense for bad debts and the write down in the value of our inventory described above.


     Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

     During the six months ended December 31, 2003 (the "2003 Period"), revenues were $6,296,316 compared to revenues of $3,242,406 during the six months ended December 31, 2002 (the "2002 Period"). This represents an increase of approximately 94.2%.

     Gross profit was $2,531,817 during the 2003 Period compared to $1,753,383 during the 2002 Period. Gross profits as a percentage of revenues decreased to approximately 40.2% during the 2003 Period compared to 54.1% during the 2002 Period.

     During the 2003 Period we adopted a new method of estimating the value of our inventory. The adoption of this new method resulted in a write down in the value of our inventory of $3,049,956, with no corresponding write down during the 2002 Period. This write down was charged to our operating expenses during the 2003 Period.

     Selling, general and administrative expenses were $2,132,576 during the 2003 Period compared to $1,545,416 during the 2002 Period. This increase was a result of the implementation of increased selling efforts in new markets. We also implemented a policy of limiting overhead expenses.

     Research and development expenses decreased slightly to $735,487 during the 2003 Period from $808,296 during the 2002 Period. We continue our commitment to develop new products and improve existing lines of products.

     During the 2003 Period we had an expense for bad debts of $818,197, compared to an expense for bad debts of $124,260 during the 2002 Period. The increase was due to the writing off of overdue accounts that we determined are unlikely to be collected.

     During the 2003 Period we had a benefit for income taxes of $371,774 on a loss of $4,298,343, compared to a benefit for income taxes of $264,941 on a loss of $771,748 during the 2002 Period.

     During the 2003 Period we had a net loss of $3,926,569 compared to a net loss of $506,807 during the 2002 Period. The increase in our loss was due primarily to the increase in our expense for bad debts and the write down in the value of our inventory described above.


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

     We are also in the process of developing new products that we hope to bring to market in 2004.

     In July 2000, we also established a new policy to limit our administrative expenses. Our sales expenses have increased as we have attempted to open new markets.

     During the six months ended December 31, 2003,we encountered a tight financial situation due in part to our withdrawal from the U.S. market. Our short-term financial needs have been provided by credit lines from banks, which are currently fully utilized.

     During the six months ended December 31, 2003, we raised approximately $1,985,000 in financing transactions. We issued 1,052,632 shares of our common stock to raise approximately $1,485,000. We also issued our convertible debenture to raise approximately $500,000.


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

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS


     On October 9, 2003, the Company, PIP Acquisition II, Inc., a wholly-owned subsidiary of the Company, and OS MXM, Inc., ("OS MXM") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was completed on October 14, 2003. As a result of the Merger, OS MXM became a wholly-owned subsidiary of the Company and all outstanding shares of OS MXM's capital stock held by its sole stockholder were converted into 100 shares of the Company's common stock.

     Immediately prior to the Merger, OS MXM entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of October 9, 2003, with HEM Mutual Assurance LLC, pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $500,000 were issued for gross proceeds of $500,000 in cash (the

"Initial Debentures") and an additional debenture in the aggregate principal amount of $500,000 (the "Contingent Debenture" and collectively with the Initial Debentures, the "Debentures") was issued in exchange for a promissory note from HEM in the principal amount of $500,000 (the "Note"). Each of the Debentures has a maturity date of October 8, 2008, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, the Company has assumed the rights and obligations of OS MXM in the private placement, including OS MXM's obligations under the Debentures and the Purchase Agreement.

     As a result of the Merger as of December 31, 2003, the Initial Debentures were convertible into unrestricted shares of the Company's common stock. One Initial Debenture in the principal amount of $498,750 is convertible at a conversion price that is the lower of $1.25 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion. The second Initial Debenture in the principal amount of $1,250 is convertible at $0.001 per share.

     On January 8, 2004 the $500,000 Contingent Debenture became convertible and subject to repayment when the related Note from HEM was paid in full to the Company in cash. The Contingent Debenture is convertible into unrestricted shares of the Company's common stock at a conversion price that is the lower of $1.5625 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion.

     The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, we have placed 10,000,000 shares of common stock into escrow for potential issuance to HEM upon conversion of the Debentures. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of our common stock held in escrow and the shares in escrow are not treated by us as being issued and outstanding.

     We are required to put more stock in escrow in the event that the escrow shares become insufficient to cover 200% of the principal and interest of the outstanding Debentures at the debenture conversion rate.

     In addition to the foregoing, the Debentures may not be converted if and to the extent that after such conversion the holder would beneficially own more than 5% of our then outstanding common stock, unless the holder waives this limitation by providing us 75 days prior notice of the waiver.

     As of March 1, 2004, none of the principal and interest of the Initial Debentures or Contingent Debenture has been converted into the Company's Common Stock.

     We have the right to redeem the Debentures, in whole or in part, at any time on 30 days advanced notice for 140% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, we receive debt or equity financing in an amount equal to or exceeding Five Million dollars ($5,000,000) in a single transaction or series of related transactions, we are required to redeem the Debentures for 150% of the amount of the then outstanding Debentures. If trading in our common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than ten trading days, or if our common stock is delisted from the exchange, market or system on which it is then traded and not relisted on the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require us to redeem all then outstanding Debentures and any shares of our common stock held by HEM through prior conversions at a price equal to the sum of the aggregate market value of the common stock then held by HEM through prior conversions plus the value of all unconverted Debentures then held by HEM, calculated in each case in the manner set forth in the Purchase Agreement. We would owe an interest penalty of 15% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

     Pursuant to the Purchase Agreement, we are prohibited from offering any equity line of credit, although we may enter into any other debt or equity financing

     Until such time as it no longer holds any Debentures, neither HEM nor its affiliates may engage in any short sales of our common stock if there is no offsetting long position in our common stock then held by HEM or such affiliates.

     On November 6, 2003, the Registrant issued 1,052,632 shares of its common stock to Jubilee Investments, Plc.("Jubilee"), a United Kingdom investment trust, in exchange for 1,998,668 shares of Jubilee (the "Jubilee Shares")in a transaction valued at 1,898,734 Pounds Sterling. Registrant immediately sold the Jubilee Shares for 949,367 Pounds Sterling. The sale of the shares of common stock by the Registrant to Jubilee was exempt from registration pursuant to section  4(2)  of and Regulation S under the Securities Act of 1933, as amended.

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


                                                 HERITAGE  WORLDWIDE,  INC.
                                                        (Registrant)


Date:  March  19,  2004                          By: /s/  Jean  Claude  Mas
                                                     ----------------------
                                                     Jean  Claude  Mas
                                                     Chairman, CEO and President