Form 10QSB
period 2004-03-31
HERITAGE WORLDWIDE INC
filed 2004-05-28
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: [000-28277]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 1, 2004, the issuer had outstanding 17,382,399 shares of Common Stock.

Transitional  Small  Business  Disclosure  Format:  Yes  |_|  No  |X|


                              HERITAGE WORLDWIDE, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                                   MARCH 31, 2004

                                 TABLE OF CONTENTS


                                                                               Page
Special Note Regarding Forward Looking Information. . . . . . . . . . . . . .     3


PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

  Consolidated Balance Sheet As of March 31, 2004 (Unaudited) . . . . . . . .     4
  Consolidated Statements of Operations (Unaudited)
    For the Three and Nine Months Ended March 31, 2004 and 2003 . . . . . . .     5
  Consolidated Statements of Cash Flows (Unaudited)
    For the Nine Months Ended March 31, 2004 and 2003 . . . . . . . . . . . .     6

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .     7

  Item 2 - Management's Discussion and Analysis of Financial Condition and
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .    13

  Item 3 - Control and Procedures . . . . . . . . . . . . . . . . . . . . . .    17

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .    17

  Item 2 - Changes in Securities and Use of Proceeds. . . . . . . . . . . . .    19

  Item 3 - Default in Senior Securities . . . . . . . . . . . . . . . . . . .    19

  Item 4 - Submission of Matters to a Vote of Security Holders. . . . . . . .    19

  Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . . . . .    19

  Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .    20

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                           HERITAGE WORDWIDE, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEET
                                       March 31, 2004
                                         (Unaudited)


                                           ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   910,046
  Accounts receivable, net of an allowance for doubtful accounts of $1,394,682    4,929,692
  Inventories, net of provision for obsolete inventory of $3,837,710 . . . . .    2,810,404
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . .      558,694
                                                                                ------------

     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    9,208,836

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .    2,018,772
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      987,722
Investment, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      709,938
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      124,178
                                                                                ------------

     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $13,049,446
                                                                                ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,052,256
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . .    5,539,190
  Current portion of long term debt. . . . . . . . . . . . . . . . . . . . . .      197,016
  Due to stockholder . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      191,236
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      478,995
                                                                                ------------

     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .    8,458,693

Convertible debentures, net of discount of $928,350. . . . . . . . . . . . . .       71,650
Long term debt, net of current portion . . . . . . . . . . . . . . . . . . . .      283,568
                                                                                ------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,813,911
                                                                                ------------

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,400
                                                                                ------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    29,382,299 issued and 17,382,299 outstanding . . . . . . . . . . . . . . .       17,382
  Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . .    6,009,210
  Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . .    1,712,879
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,567,336)
                                                                                ------------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .    4,172,135
                                                                                ------------

     Total liabilities and stockholders' equity. . . . . . . . . . . . . . . .  $13,049,446
                                                                                ============

                 See Notes to Consolidated Financial Statements.


                               HERITAGE WORDWIDE, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)



                                                  Three Months Ended           Nine Months Ended
                                                       March 31,                   March 31,
                                              --------------------------  --------------------------
                                                  2004          2003          2004          2003
                                              ------------  ------------  ------------  ------------
Revenue. . . . . . . . . . . . . . . . . . .  $ 1,992,002   $ 1,995,146   $ 8,288,318   $ 5,178,330

Cost of sales. . . . . . . . . . . . . . . .      933,817       869,445     4,698,316     2,618,808
                                              ------------  ------------  ------------  ------------

     Gross profit. . . . . . . . . . . . . .    1,058,185     1,125,701     3,590,002     2,559,522
                                              ------------  ------------  ------------  ------------

Operating expenses:
  Selling, general and administrative. . . .    1,589,127       541,836     3,721,703     2,040,558
  Bad debts. . . . . . . . . . . . . . . . .      (57,638)            -       760,559       113,418
  Provision for obsolete inventory . . . . .      787,754             -     3,837,710             -
  Research and development . . . . . . . . .      306,992       244,796     1,042,479       808,296
                                              ------------  ------------  ------------  ------------

     Total operating expenses. . . . . . . .    2,626,235       786,632     9,362,451     2,962,272
                                              ------------  ------------  ------------  ------------

(Loss) income before other expenses and
     income taxes. . . . . . . . . . . . . .   (1,568,050)      339,069    (5,772,449)     (402,750)
                                              ------------  ------------  ------------  ------------

Other expenses:
  Other expense. . . . . . . . . . . . . . .     (106,525)            -      (108,478)            -
  Interest expense . . . . . . . . . . . . .      (96,943)      (75,553)     (188,934)      (74,212)
                                              ------------  ------------  ------------  ------------

     Total other expenses. . . . . . . . . .     (203,468)      (75,553)     (297,412)      (74,212)
                                              ------------  ------------  ------------  ------------

(Loss) income before provision for (benefit
     from) income taxes. . . . . . . . . . .   (1,771,518)      263,516    (6,069,861)     (476,962)

  (Provision for) benefit from income taxes.     (945,856)      (90,465)     (574,082)      163,741
                                              ------------  ------------  ------------  ------------

(Loss) income before minority interest . . .   (2,717,374)      173,051    (6,643,943)     (313,221)

Minority interest. . . . . . . . . . . . . .      (63,400)            -       (63,400)            -
                                              ------------  ------------  ------------  ------------

Net (loss) income. . . . . . . . . . . . . .   (2,780,774)      173,051    (6,707,343)     (313,221)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment. .      213,981       574,957       333,084       574,957
                                              ------------  ------------  ------------  ------------

     Comprehensive income (loss) . . . . . .  $(2,566,793)  $   748,008   $(6,374,259)  $   261,736
                                              ============  ============  ============  ============

Basic net (loss) income per common share . .  $     (0.16)  $      0.01   $     (0.40)  $     (0.02)
                                              ============  ============  ============  ============

Basic weighted average common
shares outstanding . . . . . . . . . . . . .   17,358,937    14,550,000    16,835,632    14,007,178
                                              ============  ============  ============  ============

                 See Notes to Consolidated Financial Statements.


                     HERITAGE WORDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                            March 31,
                                                    ------------------------
                                                        2004         2003
                                                    ------------  ----------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . .  $(6,707,343)  $(313,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Interest expense related to debenture discount.       71,650           -
   Depreciation and amortization . . . . . . . . .      438,929     374,606
   Stock-based compemnsation . . . . . . . . . . .      218,750           -
   Provision for doubtful accounts . . . . . . . .    1,057,759           -
   Provision for obsolete inventories. . . . . . .    3,837,710           -
   Deferred income tax . . . . . . . . . . . . . .      574,082           -
   Provision for customer warranty . . . . . . . .      340,619           -
   Loss on sale of property and equipment. . . . .            -       4,334
   Minority interest . . . . . . . . . . . . . . .       63,400           -
Change in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . .   (1,763,672)   (763,767)
   Inventories . . . . . . . . . . . . . . . . . .     (251,769)    (46,736)
   Prepaid expenses and other current assets . . .       (6,674)     10,955
   Accounts payable and accrued expenses . . . . .      388,799     329,729
                                                    ------------  ----------

Net cash used in operating activities. . . . . . .   (1,737,760)   (404,100)
                                                    ------------  ----------

Cash flows from investing activities:
   Proceeds from sale of property and equipment. .            -       7,038
   Purchases of property and equipment . . . . . .     (213,057)   (246,851)
                                                    ------------  ----------

Net cash used in investing activities. . . . . . .     (213,057)   (239,813)
                                                    ------------  ----------

Cash flows from financing activities:
   (Decrease) increase in lines of credit. . . . .      (81,615)    830,148
   Proceeds from long term debt. . . . . . . . . .            -      22,716
   Repayment of long term debt . . . . . . . . . .     (216,808)   (307,743)
   Proceeds from convertible debentures. . . . . .    1,000,000           -
   Proceeds from sale of common stock. . . . . . .    1,497,342           -
   Increase in due to stockholder. . . . . . . . .      453,947           -
                                                    ------------  ----------

Net cash provided by financing activities. . . . .    2,652,866     545,121
                                                    ------------  ----------

Effect of exchange rate changes on cash. . . . . .      100,933     122,233
                                                    ------------  ----------

Increase in cash . . . . . . . . . . . . . . . . .      802,982      23,441

Cash, beginning of year. . . . . . . . . . . . . .      107,064      65,720
                                                    ------------  ----------

Cash, end of period. . . . . . . . . . . . . . . .  $   910,046   $  89,161
                                                    ============  ==========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest. . . .  $   113,534   $  77,272
                                                    ============  ==========

                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


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

NOTE  2  -  BASIS  OF  PRESENTATION  AND  CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

The accompanying consolidated financial statements present the results of operations of the Company and its wholly owned subsidiary for the nine months ended March 31, 2004 and 2003 and OS from October 14, 2003 through March 31, 2004. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the periods include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property, plant and equipment, and the accrual a warrant and product liability reserve.

Change  in  accounting  estimate

Effective October 1, 2003 the Company adopted a new method of estimating for obsolete inventory and has recorded an inventory write down of $3,837,710 in the nine months ended March 31, 2004.

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (Unaudited)


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Accounts  receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2004, the allowance for doubtful accounts was $1,394,682.

Revenue  recognition

The Company recognizes product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Stock  options

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Foreign  currency  translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2004, the exchange rate for the Euros (EUR) was $1.188 US for 1.00 EUR.

The functional currency of the Company's French subsidiaries is the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

New  accounting  pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Product  Warranties

The Company provides a product replacement and warranty program on its products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

NOTE  4  -  EQUITY  TRANSACTIONS

During the quarter ended September 2003, the Company sold 38,000 shares of common stock for net proceeds of $38,000.

In July 2003, the Company issued 60,000 common shares of its common stock for services rendered. The shares were valued at the fair values at the date of the grant which was $1.75. In connection with these shares, the Company recorded non-cash consulting expense of $105,000.

On November 6, 2003 the Company issued 1,052,632 shares of its common stock to a United Kingdom investment trust in exchange for 1,988,668 shares of the investment trust. The Company immediately sold these shares for approximately $1,485,000.

In March 2004, the Company issued 35,000 common shares of its common stock for legal and investment advisory services rendered. The shares were valued at the fair values at the date of the grant which was $3.25. In connection with these shares, the Company recorded non-cash consulting expense of $113,750.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

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

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. For the nine months ended March 31, 2004, $71,650 of the recorded debt discount has been amortized to interest expense.

NOTE  6  -  PROMISSORY  NOTE

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to Medicor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product warranty and product warranty related claims. The note bears interest at the rate of 6.75%. The principal amount under the note as of March 31, 2004 was $0.

NOTE  7  -  LEGAL  CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against Poly Implant Protheses, S.A. ("PIP"), our subsidiary, our U.S. distributor Medicor Ltd, Jean Claude Mas, our CEO and President, personally and others, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed in October 1999, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01. Of the two, Case No. 99-25227 was dismissed. The same plaintiffs then, in June 2000, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. In June 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims, but on their own behalf. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Illinois, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE  7  -  LEGAL  CONTINGENCIES  (continued)

The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. A motion seeking to dismiss all counts but the third-party beneficiary claim has been filed and a ruling is expected soon. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377 was filed in June 2003 in the Superior Court of San Luis Obispo County, California. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys' fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California's Song-Beverly Consumer Warranty Act and Unfair Competition Law. Our distributor filed a demurrer to the action, which was denied by the Court. Our distributor has now filed an answer to the complaint. PIP has also filed an answer to the complaint, and written discovery is in the initial stages. A case management hearing occurred on May 5, 2004, at which time the court scheduled a date to hear arguments for and against class certification. Our distributor has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity pursuant to the distributor agreement.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The lawsuit is in the discovery phase and no hearing has been held, or order entered, concerning class certification. Our distributor has filed motions seeking to dismiss certain claims in a summary judgment proceeding. The court has scheduled a pretrial conference to be held in June 2004, and has specified that a trial date will be set shortly thereafter. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. All three purported class action cases above include two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America's entry into the U.S. market, which occurred in late 1999. The next claims arise from products sold by PIP.America and warranted by PIP.America. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.

Other than certain of its own warranty claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.'s President, Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE  7  -  LEGAL  CONTINGENCIES  (continued)

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict. Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are defendants, subject to the subsidiaries' continuing warranty obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company's business, results of operations or financial position.

NOTE  8  -  GOING  CONCERN  CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $3,567,336, and has cash used in operations of $1,737,760 for the nine months ended March 31, 2004. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining of additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE  9  -  LINES  OF  CREDIT

The Company entered into a line of credit agreements with financial institutions in the aggregate amount of $300,000. The loan bears interest at the EURIBAR rate plus 0.50% (1.958% at March 31, 2004). The outstanding principal balance plus any interest is payable on demand and is secured by the Company's accounts receivable. At March 31, 2004, the Company owed $2,052,256 on these lines of credit.

NOTE  10  -  SUBSEQUENT  EVENT

In April 2004, the Company sold its Senior Convertible Debenture in the face amount of $3,000,000 to Armadillo Investments, PLC. In consideration for the Debenture the company received 1,595,745 ordinary shares of Armadillo Investments. The Company immediately sold these shares for approximately $1,420,000. The Debenture pays interest at the rate of 10% per annum and the principal sum plus accrued interest is due on March 25, 2009. The Debenture is convertible into our common stock at a conversion price per share of (a) four dollars ($4.00) (the "Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten (10) business days preceding the date of conversion, but in no event less than fifty percent (50%) of the Fixed Conversion Price (the "Floating Conversion Price"). For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the NASD OTC Bulletin Board, as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The Company granted piggyback registration rights with respect to the common stock into which the Debenture is convertible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Heritage entered in to an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), French limited liability entity. The transactions contemplated by the Agreement closed on March 1, 2003.

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

RESULTS  OF  OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
--------------------------------------------------------------------------------

During the three months ended March 31, 2004 (the "2004 Period"), revenues were $1,992,002 compared to revenues of $1,995,146 during the three months ended March 31, 2003 (the "2003 Period").

Gross profit was $1,058,185 during the 2004 Period compared to $1,125,701 during the 2003 Period. Gross profits as a percentage of revenues decreased to approximately 53.1% during the 2004 Period compared to 56.4% during the 2003 Period.

During the current fiscal year, we adopted a new method of estimating the value of our inventory. The adoption of this new method resulted in a write down in the value of our inventory of $787,754 with no corresponding write down during the 2003 Period. This write down was charged to our operating expenses during the 2004 Period.

Selling, general and administrative expenses were $1,589,127 during the 2004 Period compared to $541,836 during the 2003 Period. This increase was a result of the implementation of increased selling efforts in new markets. We also implemented a policy of limiting overhead expenses.

Research and development expenses increased to $306,992 during the 2004 Period from $244,796 during the 2003 Period. We continue our commitment to develop new products and improve existing lines of products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the 2004 Period, we had an income from bad debt recovery of $57,638 compared to an expense for bad debts of $0 during the 2003 Period.

During the 2004 Period, we had a provision for income taxes of $945,856 on a net loss of $2,780,774 compared to a provision for income taxes of $90,465 on net income of $263,516 during the 2003 Period. In March 2004, we increased the allowance on our deferred tax asset .

During the 2004 Period, we had a net loss of $2,780,774 compared to net income of $173,051 during the 2003 Period. The increase in our loss was due primarily to write down in the value of our inventory described above and additional allowances recorded on our deferred tax asset..

Nine  Months  Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003
--------------------------------------------------------------------------------

During the nine months ended March 31, 2004 (the "2004 Period"), revenues were $8,288,318 compared to revenues of $5,178,330 for the nine months ended March 31, 2003 (the "2003 Period"). This represents an increase of approximately 60%. The increase was due primarily to increased international sales of our products

Gross profit was $3,590,002 during the 2004 Period compared to $2,559,522 during the 2003 Period. Gross profits as a percentage of revenues decreased to approximately 43% during the 2004 Period compared to 49.4% during the 2003 Period.

During the 2004 Period, we adopted a new method of estimating the value of our inventory. The adoption of this new method resulted in a write down in the value of our inventory of $3,837,710 with no corresponding write down during the 2003 Period. This write down was charged to our operating expenses during the 2004 Period.

Selling, general and administrative expenses were $3,721,703 during the 2004 Period compared to $2,040,558 during the 2003 Period. This increase was a result of the implementation of increased selling efforts in new markets and increased costs associated with our reporting requirements with the Securities and Exchange Commission. We also implemented a policy of limiting overhead expenses.

Research and development expenses increased slightly to $1,042,479 during the 2004 Period from $808,296 during the 2003 Period. We continue our commitment to develop new products and improve existing lines of products.

During the 2004 Period, we had an expense for bad debts of $760,559 compared to an expense for bad debts of $113,418 during the 2003 Period. The increase was due to the writing off of overdue accounts that we determined are unlikely to be collected.

During the 2004 Period, we had a provision for income taxes of $574,082 on a loss of $6,643,943 compared to a benefit for income taxes of $163,741 on a loss of $476,962 during the 2003 Period. In March 2004, we increased the allowance on our deferred tax asset .

During the 2004 Period, we had a net loss of $6,707,343 compared to a net loss of $313,221 during the 2003 Period. The increase in our loss was due primarily to the increase in our expense for bad debts and the write down in the value of our inventory described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY  AND  CAPITAL  RESOURCES

General

As a result of changes in FDA regulations, we ceased our sales in the United States market in May 2000. At that time, the U.S. market represented approximately $4 million, or 40%, of revenues for the fiscal year ended June 30, 2000. In July 2000, we began to take the necessary measures to make up for the loss of this market. These measures included hiring an export representative to seek out new markets. We found distributors to open sales in ten new countries in which no regulatory problems were anticipated. We began to seek sales authorizations in other potentially large markets. More recently, we have started the processes necessary for us to regain authorization to sell in the U.S. market.

We are also in the process of developing new products that we hope to bring to market in 2004.

In July 2000, we also established a new policy to limit our administrative expenses. Our sales expenses have increased as we have attempted to open new markets.

During the nine months ended March 31, 2004, we encountered a tight financial situation due in part to our withdrawal from the U.S. market. Our short-term financial needs have been provided by credit lines from banks, which are currently fully utilized.

During the nine months ended March 31, 2004, we raised approximately $2,485,000 in financing transactions. We issued 1,052,632 shares of our common stock to raise approximately $1,485,000. Additionally, we issued our convertible debenture to raise approximately $1,000,000.

Net cash used in operations was $(1,737,760) for the nine months ended March 31, 2004 as compared to net cash used in operations of $(404,100) for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, we used cash to fund our net loss of $(6,707,343) offset by non-cash items such as stock-based compensation of $218,750, interest expense related to debenture discount of $71,650, depreciation expense of $438,929, provision for doubtful accounts of $1,057,759, a provision for obsolete inventory of $3,837,710, deferred tax expense of $574,082, minority interest of $63,400, and a provision for customer warranty of $340,619 as well as changes in assets and liabilities of $(1,633,316). For the nine months ended March 31, 2003 we used cash to fund our net loss of $(313,221) offset by non-cash items such as depreciation expense of $374,606, a loss on the sale of property and equipment of $4,334, as well as changes in assets and liabilities of $(469,819).

Net used in investing activities for the nine months ended March 31, 2004 was $213,057 as compared to net cash used in investing activities for the nine months ended March 31, 2003 of $239,813. For nine months ended March 31, 2004, we used cash for capital expenditures of $(213,057). For the nine months ended March 31, 2003, we received cash from the sale of property and equipment of $7,038 offset by cash used for capital expenditures of $(246,851).

Net cash provided by financing activities were $2,652,866 for nine months ended March 31, 2004 as compared to $545,121 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, net cash provided by financing activities related primarily to proceeds from the sale of common stock and related party loans of $1,497,342 and $453,947, respectively, and proceeds from convertible debentures of $1,000,000 offset by repayments loans of $(216,808) and a decrease in lines of credit of $(81,615). For the nine months ended March 31, 2003, net cash provided by financing activities related to proceeds from lines of credit of $830,148 and proceeds from debt of $22,716 offset by repayments of debt of $(307,743).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As reflected in the accompanying consolidated financial statements, we had a accumulated deficit of $3,567,336, and had cash used in operations of $1,737,760 for the nine months ended March 31, 2004. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining of additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that our efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

CRITICAL  ACCOUNTING  POLICIES

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

We recognize product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We provide a product replacement and warranty program on its products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

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


                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against Poly Implant Protheses, S.A. ("PIP"), our subsidiary, our U.S. distributor Medicor Ltd, Jean Claude Mas, our CEO and President, personally and others, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed in October 1999, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01. Of the two, Case No. 99-25227 was dismissed. The same plaintiffs then, in June 2000, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. In June 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims, but on their own behalf. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Illinois, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. A motion seeking to dismiss all counts but the third-party beneficiary claim has been filed and a ruling is expected soon. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377 was filed in June 2003 in the Superior Court of San Luis Obispo County, California. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys' fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California's Song-Beverly Consumer Warranty Act and Unfair Competition Law. Our distributor filed a demurrer to the action, which was denied by the Court. Our distributor has now filed an answer to the complaint. PIP has also filed an answer to the complaint, and written discovery is in the initial stages. A case management hearing occurred on May 5, 2004, at which time the court scheduled a date to hear arguments for and against class certification. Our distributor has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity pursuant to the distributor agreement.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The lawsuit is in the discovery phase and no hearing has been held, or order entered, concerning class certification. Our distributor has filed motions seeking to dismiss certain claims in a summary judgment proceeding. The court has scheduled a pretrial conference to be held in June 2004, and has specified that a trial date will be set shortly thereafter. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. All three purported class action cases above include two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America's entry into the U.S. market, which occurred in late 1999. The next claims arise from products sold by PIP.America and warranted by PIP.America. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves. Other than certain of its own warranty claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.'s President, Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict. Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are defendants, subject to the subsidiaries' continuing warranty obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company's business, results of operations or financial position.

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter ended September 2003, the Company sold 38,000 shares of common stock for net proceeds of $38,000.

In July 2003, we issued 60,000 common shares of its common stock for services rendered. The shares were valued at the fair values at the date of the grant which was $1.75.

On November 6, 2003 we issued 1,052,632 shares of its common stock to a United Kingdom investment trust in exchange for 1,988,668 shares of the investment trust. The Company immediately sold these shares for approximately $1,485,000.

In March 2004, we issued 35,000 common shares of its common stock for legal and investment advisory services rendered. The shares were valued at the fair values at the date of the grant which was $3.25.

ITEM  3.    DEFAULTS  IN  SENIOR  SECURITIES

Not  applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable

ITEM  5.     OTHER  INFORMATION

The Company is party to a distribution agreement with Medicor Ltd. and its subsidiary, PIP.America, which provides for the sale by Medicor of certain surgically implantable prostheses in North America. Previously, the Company was undertaking the process of securing FDA approval for these products. At March 30, 2004, Medicor had approximately $1,050,000 of accounts receivable from the Company, representing amounts owed to the Company under the terms of the distribution agreement.

Effective March 30, 2004, the Company and Medicor amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to Medicor's subsidiary. In conjunction with this change, Medicor forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms.

The amendments obligate Medicor to fund the ongoing clinical and regulatory costs and expenses. The amount and timing of these costs is unknown and may be material. Because Medicor has just undertaken management of the application process, the likelihood and timing of obtaining FDA approval are also uncertain.

Concurrently, the Company issued to Medicor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product warranty and product warranty related claims. The note bears interest at the rate of 6.75%. The principal amount under the note as of March 30, 2004 was $0.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     10.1*  Form  of  Amended  Distribution  Agreement
     10.2*  Form  of  Promissory  Note
     10.3   Debenture  Purchase  Agreement
     10.4   Senior  Convertible  Debenture
     10.5   Registration  Rights  Agreement
     31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
     31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
     32.1   Section  1350  Certification  of  Chief  Executive  Officer
     32.2   Section  1350  Certification  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K

     On March 23, 2004, we filed an 8-K reporting a change in our certifying accountants.

* Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission. These Exhibits are incorporated by reference to Medicor Ltd's Form 10-QSB for the quarter ended 3/31/04.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HERITAGE  WORLDWIDE,  INC.
                                                     (Registrant)

Date:  May  28,  2004                         By:  /s/   Jean  Claude  Mas
                                                   --------------------------
                                                   Jean  Claude  Mas
                                                   Chairman,  CEO  and President