Form 10KSB
period 2004-06-30
HERITAGE WORLDWIDE INC
filed 2004-10-04
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended June 30, 2004

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number: 000-28277

                            HERITAGE WORLDWIDE, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

                        Delaware                      13-4196258
            ---------------------------------    --------------------
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

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock,   $.001 par value
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $11,729,777

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 14, 2004, was approximately $12,196,000.

The total number of shares of the issuer's common stock, $.001 par value, outstanding on September 14, 2004, was 17,410,299.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                           HERITAGE WORLDWIDE, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                              Index to Form 10-KSB



                                     PART I

Item   1.  Description of Business........................................... 2
Item   2.  Description of Property........................................... 6
Item   3.  Legal Proceedings................................................. 6
Item   4.  Submission of Matters to a Vote of Security Holders............... 7


                                     PART II

Item   5.  Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities ............. 7
Item   6.  Management's Discussion and Analysis or Plan of Operation......... 8
Item   7.  Consolidated Financial Statements.................................18
              Historical Financial Statements
                 Independent Auditors Report.................................F 1
                 Reports of Independent Registered Accounting Firm...........F 2
                 Consolidated Balance Sheet..................................F 3
                 Consolidated Statements of Operations.......................F 4
                 Consolidated Statements of Changes in Shareholders' Deficit.F 5
                 Consolidated Statements of Cash Flows.......................F 6
                 Notes to Consolidated Financial Statements..................F 7
Item   8.  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................19

Item  8A.  Controls and Procedures ..........................................19

Item  8B.  Other Information   ..............................................19


                                    PART III

Item   9.  Directors and Executive Officers of the Registrant................19
Item  10.  Executive Compensation............................................21
Item  11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...................................22
Item  12.  Certain Relationships and Related Transactions....................23
Item  13.  Exhibits, List and Reports on Form 8-K............................23
Item  14.  Principal Accountant Fees and Services    ........................26

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to our lack of sufficient revenues to cover operating expenses, our history of operating losses, our need for additional financing for working capital purposes, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended June 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Heritage Worldwide, Inc. ("Heritage" or the "Company") was originally incorporated in Louisiana in 1983 and changed its domicile to Delaware in the third quarter of 2001.

Heritage entered into an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity formed in 1991 that manufactures and internationally distributes breast implants, body support products and other implants. The transactions contemplated by the Agreement closed on March 1, 2003. Under the terms of the Agreement, the Company acquired 225,504 shares of the capital stock of PIP from Milo, which represented approximately 99.3% of PIP's outstanding capital stock. During 2004, the Company increased its ownership of PIP to 99.55%.

As consideration for the PIP capital stock, Heritage issued to Milo a total of 13,741,667 shares of its common stock. After the closing of the acquisition, Milo had direct and beneficial ownership and control of approximately 85% of the outstanding common stock of the Company. The common stock was issued to Milo in a private placement without registration under the Securities Act of 1933, as amended (the "Securities Act.") As the third largest manufacturer of breast implants sold in the international market and manufacturer of body support products, the Company intends to develop and market other implants. The Company markets its products in approximately 45 countries worldwide. The Company previously sold certain breast implant products in the U.S. market until May 2000, when due to changes in FDA regulations, the Company withdrew its products. We intend to re-enter the U.S. market when we can satisfy current FDA requirements relating to breast implants.

STRATEGY

Our strategy in growing our operations consists of the following four-prong approach:

o Expanding the geographical markets in which we market our products. For example, we intend to re-enter the U.S. market as soon as we satisfy certain FDA requirements;
o Developing and enhancing new products to meet the needs of existing and potential users, physicians and patients, such as developing different body support products;
o Developing and maintaining strategic technology relationships allowing us to improve existing product offerings and to develop new product lines; and
o Developing and maintaining our distribution channels, from which we can leverage the efforts of national, regional and local distributors in order to comply with the respective governmental regulations and to increase our knowledge of markets in which such distributors operate.

PRODUCTS

Our principal products are breast implants. We develop, manufacture, and market a diverse line of such implants, consisting of a variety of shapes, sizes, and textures. Our primary breast implants consist of a silicone shell filled with silicone gel. This shell may be produced with either a smooth or textured surface. Our breast implants are available in many variations to meet customers' preferences and needs. Our breast implants are sold for use in breast augmentation for cosmetic reasons and for reconstructive surgery following a mastectomy.

We were the first company to market hydrogel breast implants, which were developed in response to claimed problems with silicone implants. We have not yet distributed or sold hydrogel breast implants in the U.S. market.

In 1993, we marketed the first saline pre-filled breast implants. Unlike inflatable implants, they do not require additional manipulations during surgery. Such manipulation can be a source of complications, such as infection, leakage and deflation. Our saline pre-filled breast implants were successfully sold in the U.S. market until May 15, 2000, when, due to a change in certain FDA regulations, we withdrew from the U.S. market.

In 2002, we produced the first asymmetric prostheses. Asymmetric protheses consist of a set of two implants, each of which is designed for one side of the chest, and is specially fitted to conform to the shape of the thorax. This design alleviates the risks of rotation that exists in the case of so-called anatomical prostheses.

In March 2003, we entered into an agreement with GFE Medizintechnik GmbH (" GFE ") located in Nuremberg Germany, a manufacturer of titanium-based coating for medical devices. Under the terms of the agreement, we have obtained for six years (a) the exclusive right to manufacture breast implants using the titanium-based coating developed by GFE and (b) except for GFE, the worldwide exclusive right to distribute such implants.

The GFE process allows the coating of the silicone based shell of a breast implant with a titanium/silicone compound produced by a chemical reaction based on nano-technology. The silicone shell of the breast implant is coated inside and outside by 20 layers of the silicon/titanium compound, followed by another 30 layers of pure titanium. This process is also applied to the closing patch of the implant. Using this technology, only the titanium coating of the new implants will be in contact with the body of the recipient. Based on numerous studies in the field of biology and dentistry, titanium is known for being one of the most biocompatible materials available and reduces the risk associated with rejection of implants.

In December 2003, we received CE Mark ("Conformite Europeene") approval from the European Union certifying that our titanium-coated breast implants met the applicable health, safety, and environmental requirements. We have begun sales of the implants in France and intend to expand sales throughout Europe.

In March 2004, our U.S. distributor agreed to undertake the regulatory process for marketing approval of our saline-filled breast implant products in the U.S. The Company expects that the distributor will complete the required filings by December 2005. We believe that FDA approval may be granted within the next 2 to 3 years.

MANUFACTURING

We are an "ISO9001-2000" company. The International Organization of Standardization ("ISO") created this designation to award to organizations that design, develop, produce, install, and service products in accordance with ISO quality control standards. Outside the U.S., ISO9001 is the international standard for quality assurance and quality design requiring those entities that seek such award to satisfy twenty sets of quality system criteria.

We are also certified as an ISO 13485 manufacturer. ISO 13485 standards are analogous to ISO 9001 quality control standards but apply to manufacturing. All PIP products are CE Mark labeled and certified, which allows them to be sold in the European Community. Manufacturing is performed in accordance with the FDA's Good Manufacturing Practices and the equivalent French standard, which is known as "BFP." We are registered with ANVAR, a French agency that, based under certain criteria, provides funding for those registered on terms that can be substantially more favorable than those available in the marketplace.

Our pre-filled implants are manufactured by methods that are proprietary to us, including, in the case of gel-filled implants, a French patent. We also hold a U.S. and a European Community patent on certain of our breast implants.

COMPETITION AND MARKET

The number of breast augmentations reportedly performed in the U.S. during 2003 was 250,000, which constitutes only a portion of the worldwide market for breast implants. Our major international competitors are two U.S. based public companies, Mentor Corp. and Inamed Corp. Based on publicly available sales figures, these two companies rank first and second, respectively, in global sales of breast implants. We are currently ranked third. However, Mentor and Inamed currently control the U.S. market, which represents about the majority of the global market. We are currently ranked first in implant sales in Colombia and France, and second in England and Spain. We also compete internationally with Silimed, Eurosilicone, Nagor, Laboratories Sebbin and LPI. To our knowledge, these companies tend to focus their sales efforts on their own respective regional or local markets, rather than national or international markets.

Management believes that the principal factors permitting PIP products to compete effectively are:

o high-quality manufacturing;
o product design and product consistency;
o knowledge of and sensitivity to market demands;
o regulatory and marketing knowledge of local markets through the selection of national and regional distributors;
o surgeons' familiarity with PIP's products and its brand names; and
o our ability to identify and develop products embodying new technologies.

DISTRIBUTION

We sell our products directly and indirectly through independent distributors and sales representatives to surgeons and clinics in approximately 45 countries (with the exception of the U.S.). The Company also employs telemarketing, which is designed to increase sales through follow-up on leads, and the distribution of product information to potential customers. The Company supplements its other marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, the Company sponsors symposia and educational programs to familiarize surgeons with the techniques and methods of using the Company's products.

Prior to its withdrawal from the U.S. market in 2000, the Company sold breast implants in that market under a non-exclusive distribution agreement. In March 2004, the Company entered into an agreement with Medicor Ltd. ("Medicor") in which the Company assigned its rights to market its breast implants in the U.S. to Medicor. In exchange, Medicor agreed to obtain the required FDA approvals to distribute such products by December 2005. Additionally, the Company will become the exclusive manufacturer of the breast implants of Medicor in the U.S.

Two of our major customers accounted for 12.9% and 11.8% of our revenues during 2004, and 13.9% and 8.3% during 2003. We are trying to diversify our customer base and introduce our products in new countries to minimize dependence on certain customers.

GOVERNMENT REGULATION

All of our current products are medical devices intended for human use. In the U.S., implants such as those manufactured by PIP are subject to regulations and approval by the FDA and state agencies. In certain other countries, implants are subject to regulation and approval by their respective health agencies. These regulations regulate the manufacturing, labeling, record keeping, clinical testing, and marketing of such implants and most of our other existing and future products. Seeking required approvals, and complying with applicable laws and regulations on a continuing basis, requires the expenditure of substantial resources. Depending on the jurisdiction, regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the uses for which a particular product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with such a product may result in restrictions on its manufacture, sale, or use, or require its withdrawal from the market.

Specifically, unless an exemption applies, each medical device that we may market in the U.S. in the future will have to have 510(k) clearance or a Pre-Marketing Approval ("PMA") in accordance with the Federal Food, Drug, and Cosmetic Act. The FDA regulations issued pursuant to that Act set standards for such products, require proof of safety and effectiveness prior to marketing, require safety data and clinical protocol approval prior to evaluation in humans, establish "good manufacturing practices," and permit detailed inspection of manufacturing facilities. These regulations also require reporting of product defects to the FDA and prohibit export from the U.S. of any product that does not comply with FDA regulations, unless the product does comply with established foreign regulations and, in addition, the FDA and the health agency of the importing country determine that it is not contrary to public health.

FDA regulation divides medical devices into three classes. Breast implants are now regulated as Class III medical devices. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes information on the safety and effectiveness of the device. Other products that we may market in the U.S. in the future may or may not be regulated as Class III devices.

Until May 15, 2000, breast implants of PIP satisfied then-existing FDA regulations. However, as a result of the concerns raised about silicone breast implants, the FDA regulations were changed to require formal FDA approval of implants under the PMA process. Although PIP has never manufactured or sold silicone-filled breast implants and had initiated the required clinical study for PMA approval of its breast implant products being distributed and sold in the U.S. market, not enough data was available by the regulatory deadline to obtain FDA approval at that time. As a result, on May 15, 2000, PIP breast implants were removed from distribution in the U.S.

Medicor, the company responsible in securing the required FDA approval for the marketing of the Company's breast implants in the U.S., is in the process of gathering all the critical information necessary to obtain such approval. The Company expects that a complete PMA submission will be filed with the FDA by December 2005.

Our products are subject to regulation in the countries in which we currently market those products and are likely to be subject to regulation in other countries in which we may market them in the future. Products marketed in the European Community must comply with the requirements of the European Medical Device Directive, or MDD, and be CE-marked to show their acceptability in that region. We have received CE approval for velvet microtexturized breast implants in December 2003 and for silicon-gelfree testicular prothesis in December 2003.

Medical device laws and regulations similar to those described above are also in effect in some of the other countries in which our products are sold. These range from comprehensive device approval requirements for some or all of such medical device products, to requests for product data or certifications. Failure to comply with these regulatory standards and requirements in any jurisdiction could significantly adversely affect our ability to market and sell our products in those jurisdictions.

RESEARCH AND DEVELOPMENT

The Company focuses its research and development efforts on developing new products and core technologies for its markets and further enhancing the reliability, design, and consistency of its existing products. The Company solicits extensive input concerning product development from surgeons, distributors, and consumers.

During fiscal years 2004 and 2003, the Company incurred research and development expenses of approximately $1.3 million and $1.2 million, respectively. We own three patents. We hold one patent in France for certain of our manufacturing processes associated with the gel-filled implants, as well as one European Community patent, and one U.S. patent for breast implants design. The French and European patents are valid for 20 years while the U.S. patent is valid for 15 years.

EMPLOYEES AND HEALTH AND SAFETY/ENVIRONMENTAL REGULATIONS.

As of June 30, 2004, the Company had 113 total and full-time employees in active service. We consider our relations with our employees to be satisfactory.

We recognize the importance of being environmentally responsible and the need to provide a safe and healthy workplace for our employees by complying with all applicable laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect to make any significant capital expenditures to comply with environmental, health, or safety regulations in fiscal 2005. We believe that our current systems and processes are adequate for our current needs and for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our headquarters, offices and manufacturing facilities in la Seyne-sur-Mer in southern France. This facility is approximately 33,000 square feet. We rent such facilities from a real estate holding company in which we hold an interest of 38.5%. The Chairman and Chief Executive Officer of the Company, Mr. Jean-Claude Mas, holds an interest of approximately 30.5% in the real estate holding company. The rental expense associated with the French facilities amounted to approximately $475,000 and $462,000 during 2004 and 2003, respectively.

We also have office facilities of approximately 4,000 square feet in San Sebastian, Spain, which we rent from an unaffiliated entity pursuant to a short-term lease. These office facilities are used for our marketing and distribution activities in Spain and Latin America. The rental expense associated with the Spain facilities amounted to approximately $10,000 during each of 2004 and 2003.

We believe that such facilities are adequate for our current activities and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Each of the following are legal proceedings that have been filed against the
Company:

In October 1999, June 2000, July 2003 and September 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against PIP, our U.S. distributor III Acquisition Corp Ltd, dba PIP America, Don McGhan and Jean-Claude Mas, our CEO and President in the Circuit Court of Miami-Dade County, Florida. The plaintiffs in each of these lawsuits are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf in some instances, and seeking to rescind various transactions between PIP America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

In and around July 2003, Peggy Williams, Jessica Fischer Schnebel, Dawn Marie Cooper, Miriam Furman, and Karen S. Witt separately filed complaints against PIP/USA, Inc. in the Circuit Court of Cook County, Illinois, Chancery Division. Counsel for Jessica Fischer Schnebel amended her class action complaint to include each of these plaintiffs and the other complaints have been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought.

In June 2003, Salinas I. Landers filed a complaint against PIP in the Superior Court of San Luis Obispo County California. Plaintiff purports to sue on her behalf and on a potential class of persons allegedly similarly situated, for unspecified monetary damages, exemplary damages, attorneys' fees and costs and injunctive relief for alleged breach of express warranty, violations of California's Song-Beverly Consumer Warranty Act and unfair Competition Law.

In January 2003, Marsha Dicken filed a class action suit against PIP/USA Inc. in the District Court of Harris County, Texas for strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company has denied plaintiffs' allegations in the lawsuits in which it has appeared, and is vigorously defending itself upon the merits of each lawsuit and against any class certification.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. Our shares are listed under the symbol "HWWI."

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended June 30, 2003                   High                        Low

First Quarter                               .15                        .15
Second Quarter                              .50                        .15
Third Quarter                              1.55                        .50
Fourth Quarter                             3.56                       1.05



Year Ended June 30, 2004                   High                        Low

First Quarter                              3.35                       1.50
Second Quarter                             5.24                       1.55
Third Quarter                              8.50                       2.80
Fourth Quarter                             4.75                       2.50

At September 14, 2004, the closing price for our common stock was $2.50.

At September 14, 2004, there were 17,410,299 shares of our common stock issued and outstanding and 1,150,000 options issued or outstanding, which were granted during July 2004. There are approximately 95 shareholders of record at September 14, 2004. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

During July 2004, our Board of Directors has adopted the 2004 Stock Option Plan (the "Plan"). The Plan provides for the issuance of options to acquire up to 2,000,000 shares of our common stock. The Company intends to submit the Plan for shareholders' approval during fiscal 2005.

Recent sales of unregistered securities

During April 2004, we issued $3,000,000 of 10% convertible debentures to a United Kingdom investment trust. In consideration for the issuance of such debentures, we received 1,595,745 ordinary shares of the United Kingdom Investment Trust. We immediately sold these shares outside the U.S. for approximately $1,420,000. In connection with this transaction, we have granted the United Kingdom Investment Trust piggy-back registration rights with respect to the common stock in which the debenture is convertible.

The  sale of the  aforementioned  securities  was an  exempt  transaction  under
Section 4(2) and Regulation S of the Securities Act because the transaction did not involve a public offering and the securities were offered and sold outside the U.S. to non-U.S. persons, as defined in Regulation S. At the time of sale, the persons who acquired these securities were fully informed and advised about matters concerning us, including our business, financial affairs and other matters. The persons acquired the securities for their own account or their designee.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
Overview

We ceased making sales in the U.S. market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40% of our revenues. We are continuing our efforts to re-enter the U.S. by conducting extensive clinical trials, which is a prerequisite to securing FDA approval.

We are also in the process of developing new products. We have introduced a new product line of breast implants which is based on titanium coating. We will continue to invest in research and development to enhance and introduce new and existing products. To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long term debt. Critical

Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our consolidated financial statements included in this Form 10-KSB. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Stock-Based Compensation. We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Revenues. We recognize product revenue, net of estimated sales discounts and returns and allowances, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Accounts receivables and related allowance for doubtful accounts. Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Goodwill. At June 30, 2004, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At June 30, 2004, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $570,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Product replacements. We provide a product replacement and warranty program on our products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

Results of Operations

          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                       Increase/
                                              For the Year Ended                      (Decrease)      (Decrease)
                                                 June 30,                             2004 vs 2003    2004 vs 2003
                                            ------------------------------------------
                                                   2004                   2003               $              %
                                            -------------------     -------------------------------------------------
                                                                        Restated

Revenues                                    $       11,729,777      $       8,470,931   $   3,258,846          38.5%

Cost of revenues                                     6,797,037              5,932,724         864,313          14.6%
                                            -------------------     -------------------------------------------------
     Gross margin                                    4,932,740              2,538,207       2,394,533          94.3%
                                            -------------------     -------------------------------------------------
Operating expenses:
  Selling, general and administrative                5,464,042              3,057,871       2,406,171          78.7%
  Allowance for doubtful accounts                    1,996,202                323,858       1,672,344         516.4%
  Write-down of obsolete inventory                     755,264                      -         755,264            NM
  Research and development                           1,283,420              1,157,464         125,956          10.9%
                                            -------------------     -------------------------------------------------
     Total operating expenses                        9,498,928              4,539,193       4,959,735         109.3%
                                            -------------------     -------------------------------------------------
Loss before other expenses and
     income taxes                                   (4,566,188)            (2,000,986)     (2,565,202)        128.2%
                                            -------------------     -------------------------------------------------
Other expenses:
  Other expense                                        (57,175)               (54,836)         (2,339)          4.3%
  Loss in equity investment                            (62,421)                     -         (62,421)           NM
  Interest expense                                    (339,633)              (138,187)       (201,446)        145.8%
                                            -------------------     -------------------------------------------------
     Total other expenses                             (459,229)              (193,023)       (266,206)        137.9%
                                            -------------------     -------------------------------------------------
Loss before provision for (benefit from)
    income taxes                                    (5,025,417)            (2,194,009)     (2,831,408)        129.1%

  (Provision for) benefit from income taxes           (572,348)               385,040        (957,388)       -248.6%
                                            -------------------     -------------------------------------------------
Loss before minority interest                       (5,597,765)            (1,808,969)     (3,788,796)        209.4%

Minority interest                                      (32,684)                     -         (32,684)           NM
                                            -------------------     -------------------------------------------------
Net loss                                    $       (5,630,449)     $      (1,808,969)  $  (3,821,480)        211.3%
                                            ===================     =================================================



Year Ended June 30, 2004 Compared with Year Ended June 30, 2003

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. Revenues in fiscal year 2004 increased by approximately $3.3 million when compared to fiscal year 2003. The increase in revenues is primarily attributable to increased volume of breast implants sold to new distributors in countries other than France of $2.1 million as well as the introduction of titanium-coated breast implants in fiscal year 2004.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a % of revenues, decreased in fiscal year 2004 by 12% to 58%, when compared to fiscal year 2003. The decrease of cost of revenues as % of revenues is primarily due to increased sales resulting in higher productivity covering fixed manufacturing costs.

   Gross Profit

Gross profit increased in fiscal year 2004 by approximately $2.4 million when compared to fiscal year 2003. The increase is primarily attributable to increased sales of breast implants offset by related costs associated with such revenues as well as increased costs of materials used in the production of titanium-coated breast implants.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. Selling and general and administrative expenses increased in fiscal year 2004 by approximately $2.4 million when compared to fiscal year 2003. The increase in selling, general and administrative expenses is primarily due to increased professional fees required to comply with requirements associated with being a publicly-traded company, increased personnel costs associated with the growth in revenues as well as increased provisions for litigation.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. Research and development expenses increased in fiscal year 2004 by approximately $125,000 when compared to fiscal year 2003. This increase was due to our commitment to develop new products and improve existing lines of products.

   Bad Debts

Bad debts consist of provision of accounts receivables recorded during the year. Bad debts increased in fiscal year 2004 by approximately $1.7 million, when compared to fiscal year 2003. The increase in bad debts results primarily to our exposure to a larger number of foreign distributors.

   Write-Down of Obsolete Inventory

Write-down of obsolete inventory consists of the value of inventory we have deemed to be obsolete and not marketable. The write-down of obsolete inventory increased in fiscal year 2004 by approximately $750,000 resulting from a change in estimating obsolete inventory we have implemented in fiscal year 2004.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. Interest expense increased in fiscal year 2004 by approximately $200,000. The increase in interest expense is primarily due to the amortization of debt discount associated with the issuance of convertible debentures issued in fiscal year 2004. No such convertible debentures were issued in fiscal year 2003.

   Provision for Income Tax

The provision for income tax consists of a valuation allowance for deferred tax assets. Our provision for income tax increased in fiscal year 2004 by approximately $580,000 when compared to an income tax benefit of approximately $390,000 in fiscal year 2003. We have not recognized income tax benefits in fiscal year 2004 and will continue to provide for valuation allowances for our deferred tax assets until we believe that it is more likely than not that we will realize such benefits.

Liquidity and Capital Resources

During fiscal year 2004, we have used approximately $2.3 million in our operating activities, of which approximately $1.3 million was due to an increase in our accounts receivables due to our increased sales. Additionally, we have incurred approximately $300,000 in capital expenditures. We have funded our use of cash from operating activities and investing activities by issuing convertible debentures and shares of common stock which generated net proceeds of approximately $2.4 million and $1.2 million, respectively. We have used a portion of such proceeds to reduce our lines of credit by $1.2 million during fiscal year 2004.

During fiscal year 2003, we generated cash flows from operating activities of approximately $600,000. We have funded our operations in 2003 by decreasing our accounts receivable by $700,000, increasing accounts payable by approximately $500,000, and reducing inventory by approximately $370,000. Our cash generated from operating activities funded our additional investment in SCI Lucas of $241,000 and funded capital expenditures of approximately $450,000. We also increased our line of credit by approximately $320,000 which repaid long-term debt of approximately $300,000.

Going Concern

As reflected in the accompanying consolidated financial statements, in fiscal year 2004, we had an accumulated deficit of approximately $5.1 million, and had cash used in operations of $2.3 million. Our ability to continue as a going concern is dependent on our ability to achieve profitable operations, positive cash flows from operations, and additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. Management has reduced the number of employees in its French operation during 2004. Additionally, the Company is considering completing other financing transactions in the future, depending on its needs and market conditions. Furthermore, the Company intends to resume its U.S. marketing operations upon approval from the FDA.

New Accounting Pronouncements

We do not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on our financial statements.

Certain risk factors which may impact our business, results of operations and financial condition

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

We conduct our product development, manufacturing, marketing, service and support activities with careful regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to $540,000 at June 30, 2004. At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

THE SUCCESS OF OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE SALES OF BREAST IMPLANTS

We anticipate that sales of breast implants will continue to play a significant role in our revenues for the foreseeable future. Declines in demand of our breast implants could occur as a result of changes in government regulations; new competitive product release and enhancements to existing products; price competition; technological changes and the inability to maintain our technology relationships; and negative publicity that our products are unsafe. In addition, because the majority of breast augmentation and reconstruction are elective procedures, they are not typically covered by insurance. As a result, adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. If our customers do not continue to purchase our breast implants as a result of these and other factors, our revenues, results of operations, and cash flows from operations would be adversely affected.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND MARKET NEW PRODUCTS AND TECHNOLOGIES, WE MAY EXPERIENCE A DECREASE IN DEMAND FOR OUR PRODUCTS OR OUR PRODUCTS COULD BECOME OBSOLETE.

The body support industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, is crucial to our success. We are continually engaged in product development and improvement programs to maintain and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval.

There is also a risk that our products may not gain market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products. Even if the clinical safety and efficacy of using our products is established, physicians may elect not to recommend using them for any number of other reasons, including whether our products best meet the perceived particular needs of the individual patient.


Our products compete with a number of other products manufactured by major medical device companies, and may also compete with new products currently under development by others. If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our revenues, income from operations and cash flows from operations may not grow as much as expected or may even decline.

IF CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES, AND OUR BUSINESS PROSPECTS WILL SUFFER.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

         o lack of efficacy during the clinical trials;
         o unforeseen safety issues;
         o slower than expected patient recruitment for clinical trials;
         o inability to follow patients after treatment in clinical trials;
         o inconsistencies between early clinical trial results and results obtained in later clinical trials; and
         o varying interpretations of data generated by clinical trials.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, increase our development costs and harm our financial results and commercial prospects.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the products we develop must undergo an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved, or, once approved, not recalled. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to these approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of any government entity, including the FDA, of our new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory changes in policy during the period of product development in each jurisdiction. For example, in the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we may not receive proper local regulatory approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we may not receive French export approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

Our manufacturing facilities are also subject to continual governmental review and inspection. French regulations related to manufacturing are increasingly complex and subject to frequent scrutiny. A governmental authority may challenge our compliance with applicable national, regional, local, and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

From time to time, regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of our present or proposed products. Any change in regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others. On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants. This new guidance has additional requirements from the FDA's prior guidance dated February 2003. We intend to complete our application to the FDA for the pre-market approval of our saline-filled implants for breast augmentation, reconstruction and revision during fiscal 2005, using this new guidance. Any additional changes in FDA guidance may further delay or may otherwise adversely affect our application or our review or approval by the FDA. A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines and competitive position. If our competitors gain regulatory approvals before us in the U.S. or in any other geographical locations, our revenues, income from operations and cash flows from operations, may not grow as anticipated and may even decline.

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

If any national healthcare reform or other legislation or regulations are passed that imposes limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to our ability to obtain the regulatory authority approvals required for us to sell our products in the largest market. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our revenues, income from operations and cash flows from operations.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS RELATED TO OUR PRODUCTS OR TECHNOLOGIES, OR WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR PRODUCTS AND MAINTAIN PROFITABILITY.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors and further, our technologies may infringe on the patents of third parties. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. or the European Community. In the event of an infringement or violation, we may face litigation, become subject to damages, and may be prevented from selling existing products and pursuing product development or commercialization.

In addition to patents and trademarks, we rely on trade secrets and proprietary know-how. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM, WE WILL BE UNABLE TO DEVELOP AND MARKET PRODUCTS AS ANTICIPATED.

We have entered into collaborative arrangements with third parties, such as GFE to develop certain products and Medicor to market breast implants. We cannot assure you that these collaborations will produce successful products or marketing efforts. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of products and markets from which we could receive future revenues would decline.

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether or not to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to products based on the collaboration, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations, significant changes in a collaborative partner's business strategy, or its access to financial resources may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of the collaborations and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

We currently rely on a single supplier for titanium-based coating for our products, used primarily in the manufacturing of breast implants. We rely on this supplier to provide us with such coating on our products. Our agreement terminates in 2009. If we cannot maintain the relationship with this supplier, we may have to discontinue the manufacturing of certain products. Furthermore, we would have to substitute the raw materials currently utilized by alternative raw materials which may be of lesser quality and provided at higher cost to us. The termination of this relationship or any disruption in the supply of these materials could have a material adverse effect on our revenues, income from operations and cash flows from operations.

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

We conduct all our marketing, manufacturing, and research and development outside of the U.S. More than 68.4% of our sales are derived from international operations outside of France, where our main operations are conducted. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. Furthermore, all our operating activities are located outside of the U.S. Therefore, substantially all of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

         o foreign government regulation of body support products;
         o product liability, intellectual property and other claims;
         o new export license requirements;
         o political or economic instability in our target markets;
         o trade restrictions;
         o changes in tax laws and tariffs;
         o inadequate protection of intellectual property rights in some countries;
         o managing foreign distributors and staffing;
         o managing foreign subsidiaries; and
         o competition.
If these risks actually materialize, our revenues, results of operations and cash flows from operations may decrease.

WE RELY ON INDIRECT DISTRIBUTION CHANNELS AND MAJOR DISTRIBUTORS THAT WE DO NOT CONTROL.

We rely significantly on independent distributors to market and distribute our products. We do not control our distributors. Additionally, our distributors are not obligated to buy our products and could also represent other lines of products. Some of our distributors maintain inventories of our products for resale to physicians. If distributors reduce their inventory of our products, our business could be adversely affected. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays or defaults could have a material adverse effect on our revenues, income from operations and cash flows from operations.

IF OUR USE OF HAZARDOUS MATERIALS RESULTS IN CONTAMINATION OR INJURY, WE COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

Our manufacturing and research activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources. We currently do not carry insurance specifically for hazardous material claims. We may be required to incur significant costs to comply with environmental laws and regulations, which may change from time to time. To date, we have not been the subject of any environmental investigation by governmental authorities.

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS HISTORICALLY BEEN LOWER THAN THAT OF MANY PUBLICLY-TRADED COMPANIES.

Historically, the market price of our common stock has from time to time experienced price fluctuations, some of which are unrelated to our operating performance and beyond our control. These factors include:

o availability of shares offered for sale;
o quarter-to-quarter variations in our operating results;
o the results of testing, technological innovations, or new commercial products by us or our competitors;
o governmental actions, regulations, rules, and orders;
o general conditions in the healthcare, medical device, or plastic surgery industries;
o changes in earnings estimates by securities analysts;
o developments and litigation concerning patents or other intellectual property rights;
o litigation or public concern about the safety of our products; and
o general economic factors, such as foreign exchanges rates.

Historically, our common stock has also had a low trading volume, and likely will continue to have a low trading volume in the future. We cannot guarantee that an active public market for our common stock will develop and be sustained. Additionally, we have not always timely filed our quarterly and annual reports, which resulted in our common stock being temporarily delisted from trading on the Over-The-Counter Bulletin Board interruptions in the trading of our stock. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

OUR REPORTED EARNINGS PER SHARE MAY BE MORE VOLATILE BECAUSE OF THE CONTINGENT CONVERSION PROVISION OF OUR DEBENTURES.

Holders of our 1% and 10% convertible debentures are entitled to convert the notes into our common stock during any fiscal quarter prior to October 9, 2008 and March 25, 2009, respectively. In addition, certain holders are entitled to anti-dilution protection. Until the notes are converted, the shares underlying the notes are not included in the calculation of our basic or diluted earnings per share. Should a contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Additionally, the per share conversion price for the convertible debentures are based on the lesser of a fixed price percentage of the average of our lowest closing prices for certain periods. Thus, volatility, low volume of trades and lower stock prices could cause further dilution to our existing and future shareholders.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED REVENUE OR EXPENSE FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options as an example using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results and the manner in which we conduct our business.

IF WE DETERMINE THAT ANY OF OUR GOODWILL OR INTANGIBLE ASSETS IS IMPAIRED, WE WOULD BE REQUIRED TO A CHARGE TO EARNINGS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of June 30, 2004, we had approximately $1 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

IF WE FAIL TO MANAGE OUR OPERATIONS OR FAIL TO CONTINUE TO EFFECTIVELY CONTROL EXPENSES, OUR REVENUES, RESUTS OF OPERATIONS AND CASH FLOW FROM OPERATIONS COULD DECREASE.

The scope of our operations, the number of our employees and the geographic area of our operations have varied and may grow rapidly. In addition, we acquired a company in Spain in 2002. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources. To manage our growth, if any, effectively, we need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products in a timely and cost-effective way. Our future operating results could also depend on our ability to manage an expanding product line, marketing and sales.

WE COULD CHANGE OUR MARKETING PROGRAMS, WHICH COULD NEGATIVELY IMPACT THE TIMING OF OUR RECOGNITION OF REVENUES.

We continually re-evaluate our marketing programs, including specific pricing models, delivery methods, and terms and conditions, to effectively market our current and future products and services. We may implement new marketing programs, including offering specified and unspecified enhancements to our current and future products. Such changes could result in deferring revenues over a future period as opposed to upon the initial shipment of the product. Changes to our marketing programs, including the timing of the release of enhancements, discounts and other factors, could impact the timing of the recognition of revenue for our products and could adversely affect our operating results and financial condition.

IF WE LOSE KEY PERSONNEL, CANNOT INTEGRATE NEWLY HIRED PERSONNEL, OR CANNOT HIRE ENOUGH QUALIFIED EMPLOYEES, OUR ABILITY TO MANAGE OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our success depends, in large part, upon the services of a number of key employees, such as our Chief Executive Officer and Chief Financial Officer, Mr. Mas and Mr. Couty, respectively. The effective management of our growth, if any, depends upon our ability to retain highly skilled technical, managerial, finance and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to us.

We must continue to attract key personnel to develop new products, product enhancements and technologies. Competition for highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our ability to develop future enhancements and features to our existing or future products as well as expand to new markets could be delayed. Any delays could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7. FINANCIAL STATEMENTS

Response to this item is submitted as a separate section of this report immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bernard Morieul was the independent certifying accountant for Heritage Worldwide, Inc. (the "Company") for the fiscal years ended June 30, 2002 and 2003.

On March 15, 2004, Bernard Morieul declined to stand for reappointment as the Company's certifying accountant. Subsequently we engaged Sherb & Co., LLP, 805 Third Avenue, New York, NY 10022 as our certifying accountant for the fiscal year ended June 30, 2004. The appointment of Sherb & Co., LLP was approved by our board of directors.

The reports of Bernard Morieul on the Company's financial statements for the fiscal years ended June 30, 2002 and 2003, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.

ITEM 8A. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below shows certain information about each of our directors and executive officers:
Name                           Age         Position


Jean-Claude Mas                65          Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary

Alain Sereyjol Garros          63          Director


Claude Couty                   52          Chief Financial Officer and General
                                           Manager


Under the Company's By-Laws, each director of the Company is elected at the annual meeting of stockholders and serves until his or her successor is duly elected and qualified. Each executive officer is elected or appointed by the directors and serves at the discretion of the Board of Directors.

Jean Claude Mas, Chairman of the Board of Directors, Chief Executive Officer and Secretary

Mr. Mas was elected Chairman of the Board of Directors in April 2003. Mr. Mas also serves as Chief Executive Officer and Secretary of the Company. Mr. Mas had been the Chairman of PIP, and its wholly owned subsidiary PIP Espagne, since 1998. Mr. Mas has extensive experience operating a company in the breast implant business.

Alain Sereyjol Garros, Director

Mr. Sereyjol has been a director since March 2003. Mr. Sereyjol is a finance professional with extensive experience and is certified as an Administrator of Finance in Luxembourg. Since 1998, Mr. Sereyjol has served as the Chairman of Graham Turner, S.A., an investment holding company. Mr. Sereyjol is also a member of the boards of directors of Groupement Financier de Developpement, S.A., Soparfinanz, S.A., Immo Finanz, S.A., Graham Turner Trust Services, S.A., and Graham Turner Ltd.

Claude Couty, Chief Financial Officer and General Manager

Mr. Couty was appointed to the position of Chief Financial Officer and General Manager in January 2004. Mr. Couty has extensive experience in advising multinational publicly traded companies on operational, financial, and tax matters. Prior to that, Mr. Couty served as Chief Financial Officer of European Casinos, a large European casino owner and operator from 1998 to September 2003.

Management Changes

In January 2004, Jean-Claude Mas resigned as our Chief Financial Officer. Effective January 2004, the Company appointed Claude Couty as our Chief Financial Officer.

In March 2004, Mr. Fabrice Viguier, who has been a Director since October 2002 and has been instrumental during the transition period following the merger, has resigned, as his services were no longer required.

Committees

We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the independence requirements and audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations. We are developing the criteria we will use in identifying, attracting, and retaining such directors. We expect to complete the recruiting of directors during fiscal year 2005.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics is attached to this Form 10-KSB. If the Company grants any waiver from a provision of this Code, the Company will disclose the nature of such waiver in a Current Report on Form 8-K.

CERTAIN LEGAL PROCEEDINGS

To the knowledge of the Company, there are no material proceedings to which any director, executive officer or beneficial owner of more than 5% of any class of voting securities of the Company, with the exception of certain legal proceedings against Mr. Mas as discussed in Legal Proceedings under Item 3. Additionally, to the knowledge of the Company, no affiliate of any such director, executive officer or security holder is a party adverse to the Company or has a material interest adverse to the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the our knowledge and based on our review of the various filings made by directors, executive officers and 10% or greater shareholders of the Company, all persons required to file Section 16(a) reports during fiscal year 2004 timely filed such reports, with the exception of:

Alain Garros Sereyjol, Fabrice Viguier and Jean-Claude Mas did not timely file their report of initial ownership on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation earned or received by the Company's Chief Executive Officer. No other executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.


                                           Annual Compensation

                                                                      All Other
Name and Position                    Year      Salary       Bonus    Compenation

Jean-Claude Mas                      2004   $  110,570    $    --    $    --
Chairman, Chief Executive Officer    2003      110,000         --
and President (1)


-----------------------------
(1) Mr. Mas became the Chairman, Chief Executive Officer and President in April 2003.


Executive Employment Agreements

Mr. Mas does not have a written employment agreement. His annual compensation is set by the Board of Directors of PIP, which is reviewed in December of each year for the next calendar year. In December 2003, the Board of Directors has approved an annual salary of approximately $110,000 for Mr. Mas as well as the use of an automobile for business purposes.

Mr. Couty's employment agreement, provides for, among other things, an annual salary of $127,286 and the use of an automobile for business purposes. Upon termination without cause, and except for gross negligence or retirement, Mr. Couty would be entitled to severance payments of 40% of his salary compensation during the prior year. If Mr. Couty is terminated upon a restructuring or a change in control of the Company, Mr. Couty shall receive severance payments that shall not be lower than twelve months of his average compensation if employed between one and two years and thirty-six months of his average compensation if employed more than two years.

Currently, the Company does not maintain a pension plan, profit sharing or other retirement plan. The Company may adopt one or more of such plans in the future.


Compensation of Directors

     Standard Arrangements

The Company does not currently pay its directors for attending meetings of the Board of Directors. The Company currently has no standard arrangement in place pursuant to which directors of the Company would be compensated for any services provided as a director or for potential committee participation or special assignments. The Company may adopt a director compensation arrangement in the future.

     Other Arrangements

During fiscal year 2004, no director of the Company received any form of compensation from the Company.


Compensation Committee Interlocks and Insider Participation

The Company has not established a compensation committee. During fiscal year 2004, no executive officer of the Company served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that had an executive officer serving as a member of the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of September 14, 2004, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) the Chief Executive Officer, (iii) the Company's directors, and (iv) all of the Company's current directors and executive officers as a group.

Except as otherwise indicated, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares listed in the table. The percentage ownership of each person listed in the table was calculated using the total number of shares outstanding on September 14, 2004.


5% Shareholders, Directors and        Number of        Number of Shares        Total Number of        Percent of Class
Chief Executive Officer               Outstanding      Subject to Options,     Shares Beneficially
                                      Shares           Warrants or Other       Owned
                                                       Rights

Milo Finance, S.A. (1)                13,741,667                      --             13,741,667             78.9%
MediCor Ltd. (2)                       1,212,500                      --              1,212,500              6.9%
Jean-Claude Mas                               --                      --                     --                 *
Alain Sereyjol Garros                 13,054,584 (3)                  --             13,054,584             74.9%
All directors and executive officers  13,054,584                      --             13,054,584             74.9%
as a group (3 persons)
  --------------------------------
*      Less than 1%.


(1) Based on the Schedule 13D filed with the Securities and Exchange Commission on March 11, 2003. The address of Milo Finance, S.A. is 2 rue Jean Engling, LX 1510, Luxembourg.

(2) Based on the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. The address of MediCor Ltd. is 4560
       S. Decatur Blvd., Suite 300, Las Vegas, Nevada  89103.

(3) Based on the Schedule 13D filed with the Securities and Exchange Commission on March 11, 2003. Mr. Sereyjol is the indirect beneficial owner of these shares through his ownership of Graham Turner Ltd., an investment holding company.

EQUITY COMPENSATION PLAN INFORMATION

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued options to purchase 1,150,000 shares of common stock. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its headquarters, offices, and manufacturing facility from a real estate holding company, SCI Lucas, in which it holds an interest of 38.05% pursuant to the lease agreement. Our Chief Executive Officer, Mr. Mas, holds an interest of approximately 31% in SCI Lucas. Each lease expires in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date. The Company paid rent to SCI Lucas of approximately $478,000 and incurred rental expense of approximately $380,000 in 2004. At June 30, 2004, the Company owed SCI Lucas approximately $88,000, which is included in the Company's accounts payable and accrued expenses. This amount owed to SCI Lucas does not bear interest and is payable on demand.

Milo Finance, a controlling shareholder, loaned the Company approximately $610,000 for company-related expenses. The Company has not repaid the loan to date.

Mr. Mas has loaned the Company approximately $195,000 for company-related expenses. The Company repaid Mr. Mas approximately $184,000 during 2004. The remaining payable to Mr. Mas at June 30, 2004 is approximately $11,000.

All amounts owed to Milo Finance and Mr. Mas are non-interest bearing and are due upon demand.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8 K

(a)(1) Financial Statements and Financial Statement Schedule.

    FINANCIAL STATEMENTS                                                  PAGE

     Independent Auditor's Report . . . . . . . . . . . . . . . . . . . .. F 1

     Reports of Independent Registered Accounting Firm  . . . . . . . . .. F 2

     Consolidated Balance Sheet as of June 30, 2004  . . . .. . . . . . .. F 3

     Consolidated Statements of Operations for the years
     ended June 30, 2004, and 2003  . . . . . . . . . . . . . . . . . . .. F 4

     Consolidated Statement of Stockholders' Equity and
     Comprehensive Income for the years ended
     June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . .. F 5

     Consolidated Statements of Cash Flows for the years
     ended June 30,  2004 and 2003  . . . . . . . . . . . . . . . . . . .. F 6

     Notes to Consolidated Financial Statements   .  . . . .  . . . . . .. F 7

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a)(2) Exhibits:

       Exhibit No.             Description
       -----------             -------------------------------------------------
        2.1                    Agreement and Plan of Reorganization between
                               Heritage Productions, Inc. and Heritage
                               Worldwide, Inc. dated May 18, 2001. Filed with the SEC as Exhibit C to the Company's Definitive
                               Information Statement on Schedule 14C on June 21,
                               2001 and incorporated herein by reference.
        2.2                    Acquisition Agreement between Heritage Worldwide,
                               Inc., Poly Implants Protheses, S.A. and Milo
                               Finance, S.A. dated February 28, 2003. Filed with the SEC as Exhibit 2.1 to the Company's
                               Current Report on Form 8-K on March 13, 2003 and incorporated herein by reference.
        2.3                    Agreement and Plan of Merger dated as of October
                               9, 2003 between Heritage Worldwide, Inc., PIP
                               Acquisition II, Inc. and OS MXM, Inc. Filed with the SEC as Exhibit 2.3 to the Company's Annual
                               Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        3.1                    Certificate of Incorporation of the Company.
                               Filed with the SEC as Exhibit A to the Company's
                               Definitive Information Statement on Schedule 14C on June 21, 2001 and incorporated herein by reference.
        3.2                    By-Laws of the Company, as amended.  Filed with
                               the SEC as Exhibit B to the Company's Definitive
                               Information Statement on Schedule 14C on June 21,
                               2001 and incorporated herein by reference.
        10.1                   Stockholders' Agreement dated March 1, 2003
                               between Heritage Worldwide, Inc., GEM Global
                               Yield Fund, certain restricted stockholders and Milo Finance, S.A. Filed with the SEC as Exhibit
                               10.1 to the Company's Current Report on Form 8-K on March 13, 2003 and incorporated herein by reference.
        10.2                   Registration Rights Agreement dated March 1, 2003
                               Heritage Worldwide, Inc. and GEM Global Yield
                               Fund. Filed with the SEC as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 13,
                               2003 and incorporated herein by reference.
        10.3                   Form of Advisor Warrants dated March 1, 2003.
                               Filed with the SEC as Exhibit 10.4 to the Company's Current Report on Form 8-K on March 13,
                               2003 and incorporated herein by reference.

        10.4                   Warrant Escrow Agreement dated March 1, 2003
                               between GEM Global Yield Fund, Heritage
                               Worldwide, Inc., Milo Finance, S.A. and Morrison
                               Cohen Singer & Weinstein, LLP. Filed with the SEC
                               as Exhibit 10.3 to the Company's Current Report
                               on Form 8-K on March 13, 2003 and incorporated
                               herein by reference.
        10.5                   Restricted Stock Escrow Agreement dated March 1,
                               2003 between GEM Global Yield Fund, Heritage
                               Worldwide, Inc., Milo Finance, S.A. and Kaplan
                               Gottbetter & Levenson, LLP. Filed with the SEC as
                               Exhibit 10.5 to the Company's Current Report on
                               Form 8-K on March 13, 2003 and incorporated
                               herein by reference.
        10.6                   Convertible Debenture Purchase Agreement dated
                               October 9, 2003 between OS MXM, Inc. and the
                               purchasers named therein.  Filed with the SEC as
                               Exhibit 10.6 to the Company's Annual Report on
                               Form 10-KSB on November 12, 2003 and incorporated
                               herein by reference.
        10.7                   Convertible Debenture issued to HEM Mutual
                               Assurance, LLC in principal amount of $498,750.
                               Filed with the SEC as Exhibit 10.7 to the
                               Company's Annual Report on Form 10-KSB on
                               November 12, 2003 and incorporated herein by
                               reference.
        10.8                   Convertible Debenture issued to HEM Mutual
                               Assurance, LLC in principal amount of $1,250.
                               Filed with the SEC as Exhibit 10.8 to the
                               Company's Annual Report on Form 10-KSB on
                               November 12, 2003 and incorporated herein by
                               reference.
        10.9                   Convertible Debenture issued to HEM Mutual
                               Assurance, LLC in principal amount of $500,000.
                               Filed with the SEC as Exhibit 10.9 to the
                               Company's Annual Report on Form 10-KSB on
                               November 12, 2003 and incorporated herein by
                               reference.
        10.10                  Senior Convertible Debenture Purchase Agreement
                               dated March 26, 2004 between Heritage Worldwide,
                               Inc. and the purchasers named therein. Filed with
                               the SEC as Exhibit 10.3 to the Company's
                               Quarterly Report on Form 10-QSB on May 28, 2004
                               and incorporated herein by reference.
        10.11                  Senior Convertible Debenture issued to Armadillo
                               Investments, Plc. in principal amount of
                               $3,000,000. Filed with the SEC as Exhibit 10.4 to
                               the Company's Quarterly Report on Form 10-QSB on
                               May 28, 2004 and incorporated herein by
                               reference.
        10.12                  Registration Rights Agreement dated March 26,
                               2004 between Heritage Worldwide, Inc. and
                               Armadillo Investments, Plc. Filed with the SEC as
                               Exhibit 10.4 to the Company's Quarterly Report on
                               Form 10-QSB on May 28, 2004 and incorporated
                               herein by reference.
        10.13*                 Amended and Restated Non-Exclusive Distribution
                               Agreement dated March 30, 2004 between Poly
                               Implants Protheses, S.A. and III Acquisition
                               Corp.  Filed herewith.
        10.14*                 6.75% Revolving Promissory Note dated March 30,
                               2004 between Poly Implants Protheses, S.A. and
                               III Acquisition Corp.  Filed herewith.
        10.15**                Employment Contract dated October 2, 2003 between
                               Poly Implants Protheses, S.A. and Mr. Claude
                               Couty.  Filed herewith
        14                     Code of Business Conduct and Ethics. Filed
                               herewith.
        16                     Letter dated October 1, 2004 from Mr. Morieul to
                               the Commission. Filed herewith.
        21                     List of Subsidiaries. Filed herewith.
        31.1                   Certification of Chief Executive Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        31.2                   Certification of Chief Financial Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        32                     Certifications pursuant to 18 U.S.C. Section
                               1350.  Filed herewith.
---------------------------------------

* Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

**       Indicates a management contract or compensatory plan.


(b) Reports on Form 8-K.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co., independent auditor, has audited our financial statements for the year ended June 30, 2004. The Board of Directors has appointed Sherb & Co. to serve as our independent auditors for the 2004 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2005.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2004 and Mr. Bernard Morieul for fiscal year 2003.

                                           2004                   2003

Audit Fees(1)                    $            47,504    $            23,005
Audit-Related Fees                                --    $                --
Tax Fees                                          --    $                --
All Other Fees                                    --                     --
                                 ====================   ====================
Total                            $            47,504    $            23,005
                                 ====================   ====================

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.


         Pre-Approval of Non-Audit Services
The Company does not currently have an audit committee in place and thus, management must obtain the specific prior approval of the Board of Directors for each engagement of the independent auditor to perform any non-audit services that exceed any pre-approved amounts determined by the Board of Directors. Sherb & Co. did not perform any non-audit services during fiscal year 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of October 2004.

                                               HERITAGE WORLDWIDE, INC.

                                               By: /s/   Jean Claude Mas
                                                   -----------------------------
                                               Name:  Jean Claude Mas
                                               Title: Chairman, Chief Executive
                                                      Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                Date

/s/ Jean Claude Mas            Chairman, Chief Executive      October 4, 2004
-------------------            Officer and President
Jean Claude Mas


/s/ Claude Couty               Chief Financial Officer and    October 4, 2004
----------------               General Manager
Claude Couty


/s/  Alain Sereyjol Garros     Director                       October 4, 2004
--------------------------
Alain Sereyjol Garros

                          Independent Auditor's Report


To the Board of Directors and Stockholders of Heritage Worldwide, Inc.

I have audited the accompanying consolidated balance sheet of Heritage Worldwide and Subsidiaries (the "Company") at June 30, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Worldwide, Inc. and Subsidiaries at June 30, 2003 and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernard Morieul
Bernard Morieul
Commissaire aux comptes


Marseille, France
October 30, 2003




                                      -F1-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Heritage Worldwide, Inc.
La Seyne-Sur-Mer, France

We have audited the accompanying consolidated balance sheet of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statement of operations, stockholders' equity and other comprehensive income and cash flows for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Worldwide, Inc. and Subsidiaries, as of June 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company had net losses and cash used in operations of $5,630,449 and $2,261,198, respectively, for the year ended June 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/Sherb & Company, LLP
                                                    Certified Public Accountants

New York, New York
September 24, 2004


                                      -F2-

                   HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30,2004



                                    ASSETS
Current Assets:
  Cash                                                         $      168,748
  Accounts receivable, net of an allowance for
   doubtful accounts of $ 2,334,395                                 3,340,609
  Inventories                                                       2,749,017
  Prepaid expenses and other current assets                           755,748
                                                               ---------------


     Total current assets                                           7,014,122

Property and equipment, net of accumulated
 depreciation of $3,041,032                                         1,765,241
Goodwill                                                              990,991
Investment in SCI Lucas                                               441,474
Other assets                                                          225,976
                                                               ---------------

     Total assets                                              $   10,437,804
                                                               ===============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                             $       900,783
  Accounts payable and accrued expenses                              4,352,047
  Current portion of long term debt                                    172,182
  Due to related parties                                               628,865
  Warranty reserve                                                     281,962
                                                               ----------------

     Total current liabilities                                       6,335,839

Convertible debentures and related accrued interest
 payable, net of discount of $2,410,126                              1,609,481
Long term debt, net of current portion                                 434,255
                                                               ----------------


     Total liabilities                                               8,379,575
                                                               ----------------

Minority interest                                                       32,684
                                                               ----------------


Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    40,160,299 issued and 17,410,299 outstanding                        17,411
  Additional paid in capital                                         5,686,193
  Subscriptions receivable                                             (14,518)
  Accumulated other comprehensive income                             1,418,448
  Accumulated deficit                                               (5,081,989)
                                                               ----------------


     Total stockholders equity                                       2,025,545
                                                               ----------------


     Total liabilities and stockholders equity                 $    10,437,804
                                                               ================





               See Notes to Consolidated Financial Statements.
                                     -F3-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                For the Year Ended
                                                       June 30,
                                           -----------------------------
                                               2004           2003
                                           -------------  --------------
                                                            Restated

Revenues                                   $ 11,729,777     $ 8,470,931

Cost of revenues                              6,797,037       5,932,724
                                           -------------  --------------
     Gross profit                             4,932,740       2,538,207
                                           -------------  --------------
Operating expenses:
  Selling, general and administrative         5,464,042       3,057,871
  Bad debts                                   1,996,202         323,858
  Write-down of obsolete inventory              755,264               -
  Research and development                    1,283,420       1,157,464
                                           -------------  --------------
     Total operating expenses                 9,498,928       4,539,193
                                           -------------  --------------
Loss before other expenses and
     income taxes                            (4,566,188)     (2,000,986)
                                           -------------  --------------
Other expenses:
  Other expense                                 (57,175)        (54,836)
  Loss in equity investment                     (62,421)              -
  Interest expense                             (339,633)       (138,187)
                                           -------------  --------------
     Total other expenses                      (459,229)       (193,023)
                                           -------------  --------------

Loss before (provision for) benefit from
    income taxes                             (5,025,417)     (2,194,009)

  (Provision for) benefit from income taxes    (572,348)        385,040
                                           -------------  --------------


Loss before minority interest                (5,597,765)     (1,808,969)

Minority interest                               (32,684)              -
                                           -------------  --------------

Net loss                                     (5,630,449)     (1,808,969)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment        38,657       1,611,675
                                           -------------  --------------
     Comprehensive loss                    $ (5,591,792)     $ (197,294)
                                           =============  ==============
Basic net loss per common share                 $ (0.32)        $ (0.12)
                                           =============  ==============

Basic weighted average common
shares outstanding                           17,382,399      14,541,393
                                           =============  ==============


                 See Notes to Consolidated Financial Statements.
                                      -F4-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                                                Accumulated
                                                                                    Additional                    Other
                                                               Shares     Common      Paid-In     Subscriptions Comprehensive
                                                                           Stock      Capital     Receivable       Income
                                                           ------------------------------------------------------------------
Balance at July 1, 2002                                        13,741,667  $ 13,742  $   (13,742) $     -       $ (231,884)
Issuance of common stock, per merger agreement                  2,425,000     2,425    3,252,688        -                -
Foreign currency translation adjustments                                -         -            -        -        1,611,675
Net loss                                                                -         -            -        -                -
Issuance of shares of common stock at $1 per share                 30,000        30       29,970        -                -
                                                           ------------------------------------------------------------------
Balance at June 30, 2003                                       16,196,667    16,197    3,268,916        -        1,379,791

Issuance of share of common stock for services July 2003           60,000        60      104,940        -                -
Issuance of share of common stock for services March 2004          35,000        35      113,715        -                -
Sale of shares of common stock at $1 per share                     66,000        66       65,934  (28,000)               -
Payment of subscriptions of common stock                                -         -            -   13,482                -
Exchange of shares with an investment trust                     1,052,632     1,053    1,132,688        -                -
Beneficial conversion feature of convertible debentures                 -         -    1,000,000        -                -
Net loss                                                                -         -            -        -                -
Foreign currency translation adjustments                                -         -            -                    38,657
                                                           ------------------------------------------------------------------
Balance at June 30, 2004                                       17,410,299  $ 17,411  $ 5,686,193  $(14,518)     $ 1,418,448
                                                           ============== ===================================================

                 See Notes to Consolidated Financial Statements.
                                      -F5-


                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
               FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                Restated
                                                               Accumulated
                                                                Deficit        Total
                                                           ----------------------------
Balance at July 1, 2002                                    $ 2,357,429     $ 2,125,545
Issuance of common stock, per merger agreement                       -       3,255,113
Foreign currency translation adjustments                             -       1,611,675
Net loss                                                    (1,808,969)     (1,808,969)
Issuance of shares of common stock at $1 per share                   -          30,000
                                                           ----------------------------
Balance at June 30, 2003                                       548,460       5,213,364

Issuance of share of common stock for services July 2003             -         105,000
Issuance of share of common stock for services March 2004            -         113,750
Sale of shares of common stock at $1 per share                       -          38,000
Payment of subscriptions of common stock                             -          13,482
Exchange of shares with an investment trust                          -       1,133,741
Beneficial conversion feature of convertible debentures              -       1,000,000
Net loss                                                    (5,630,449)     (5,630,449)
Foreign currency translation adjustments                             -          38,657
                                                           ----------------------------
Balance at June 30, 2004                                   $ (5,081,989)   $ 2,025,545
                                                           ============================


                 See Notes to Consolidated Financial Statements.
                                      -F5-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Year Ended
                                                          June 30,
                                                ---------------------------
                                                   2004           2003
                                                ------------  -------------
                                                                Restated
Cash flows from operating activities:
Net loss                                        $ (5,630,449) $ (1,808,969)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
   Interest expense related to debenture
    discount                                        170,507              -
   Depreciation and amortization                    842,699        656,969
   Stock-based compensation                         218,750              -
   Provision for doubtful accounts                1,996,202        323,858
   Provision for obsolete inventories               755,264              -
   Deferred income tax                              572,348       (385,040)
  Loss on equity investment                          62,421              -
   Minority interest                                 32,684              -
Change in operating assets and liabilities:
   Accounts receivable                           (1,264,925)       701,871
   Inventories                                      205,565        365,336
   Prepaid expenses and other current assets        (64,765)         4,184
  Other assets                                      (31,274)             -
  Accrued interest on convertible debentures         19,603              -
   Provision for customer warranty                  143,128        224,567
   Accounts payable and accrued expenses           (288,956)       519,041
                                                ------------  -------------

Net cash (used in) provided by operating
 activities                                      (2,261,198)       601,817
                                                ------------  -------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment           -          7,904
  Additional investment in SCI Lucas                      -       (241,000)
   Purchases of property and equipment             (299,274)      (452,687)
                                                ------------  -------------
Net cash used in investing activities              (299,274)      (685,783)
                                                ------------  -------------
Cash flows from financing activities:
   (Decrease) increase in lines of credit        (1,191,212)       319,280
   Proceeds from long term debt                     178,417         73,713
   Repayment of long term debt                     (275,683)      (301,964)
   Proceeds from convertible debentures           2,413,006              -
  Payment of deferred financing costs               (70,651)             -
   Proceeds from sale of common stock             1,185,223         30,000
   Increase (decrease) in due to stockholders       481,834        (23,606)
                                                ------------  -------------
Net cash provided by financing activities         2,720,934         97,423
                                                ------------  -------------
Effect of exchange rate changes on cash             (98,778)        27,887
                                                ------------  -------------
Increase in cash                                     61,684         41,344

Cash, beginning of year                             107,064         65,720
                                                ------------  -------------
Cash, end of period                             $   168,748   $    107,064
                                                ============  =============
Supplemental disclosures of cash flow
information:

     Cash paid during the year for interest     $   138,902   $    140,375
                                                ============  =============
     Cash paid during the year for taxes        $         -   $          -
                                                ============  =============

Non-Cash Investing and Financing Activities:

Beneficial feature of convertible debentures,
 increasing additional paid-in capital and
 decreasing convertible debentures              $ 1,000,000   $          -
                                                ============  =============



                 See Notes to Consolidated Financial Statements.
                                      -F6-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 1 - NATURE OF BUSINESS AND ACQUISITION

Heritage Worldwide, Inc. (the "Company") is incorporated in the State of Delaware in 2001. The Company and its subsidiaries develop, manufacture, and market breast and other body implants and body support products worldwide. The Company maintains its production facility and headquarters in the Toulon metropolitan area in Southern France. It also has a distribution facility in Spain.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the years ended June 30, 2004 and 2003, respectively and OS from October 14, 2003 through June 30, 2004. The results of operations of Heritage Worldwide, Inc. are reflected in the accompanying financial statements for the period from March 1, 2003, the date of the reverse merger with its French and Spanish subsidiaries through June 30, 2004. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business acquisitions. Accordingly, the combination of the two companies is recorded as a recapitalization of Heritage, pursuant to which Poly Implant Protheses is treated as the continuing entity. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

The accompanying consolidated financial statements include the results of operations of SCI Lucas, a real estate holding company, in which the Company holds an interest of approximately 38%. SCI Lucas owns the production facility and headquarters in which the Company operates in Southern France. The results of operations of SCI Lucas are accounted for using the equity method of accounting. All material intercompany accounts and transactions between the Company and SCI Lucas have been eliminated.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

As part of its review of its financial statements and underlying assumptions, management uncovered in September 2004 that it had inappropriately accounted for its inventory since June 30, 2002. As part of its valuation of inventory, it has imputed an erroneous direct labor rate to its inventory which resulted in an overstatement of its inventory by approximately $2,600,000 and $1,480,000 as of June 30, 2003 and 2002 respectively. Additionally, management has incorrectly accounted for this error in its financial statements for the period ended December 31, 2003 and March 31, 2004, as a change in estimate in 2004 while it should have accounted for it as a correction of an error in the appropriate prior periods. The correction of this error results in the reduction of inventory and a corresponding reduction in shareholders' equity of approximately $2.6 million and $1.5 million as of June 30, 2003 and 2002, respectively. Additionally, the correction of this error results in an increase in cost of good sold and a corresponding increase in net loss of approximately $1.1 million and $1.5 million during 2003 and 2002, respectively. Accordingly, the Company will restate its 2003 and 2002 annual financial statements as well as its interim financial statements from September 30, 2002 through March 31, 2004.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant estimates

                                      -F7-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

during the periods include the allowance for doubtful accounts, evaluation of obsolete inventory, the useful life of long-term assets, such as property, plant and equipment and goodwill, and the accrual of warranty and product liability reserve.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2004, the allowance for doubtful accounts was approximately $2.3 million.

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

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2004, the exchange rate for the Euros (EUR) was $1.1927 U.S. for 1.00 EUR.

The functional currency of the Company's French subsidiaries is the local currency. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

                                      -F8-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are no longer marketable in any of their markets due to governmental regulations as well as inventory which matures within the next three months. The Company wrote-down its inventory by approximately $750,000 during 2004.

Property and Equipment

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

Goodwill

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

The Company's goodwill at June 30, 2004 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at June 30, 2004 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At June 30, 2004, the Company believes that there has been no impairment of its long-lived assets.

                                      -F9-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment

The Company's investment is reported on the equity method of accounting. Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends paid.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the Emerging Issues Task
Force, issue No. 00-10, "Accounting for Shipping and Handling Costs."

Advertising

Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of approximately $39,800 and $38,400 during 2004, and 2003, respectively.

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Income (Loss) per Share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company does not have any common stock equivalents at June 30, 2004. Dilutive earnings per share are not presented for both years shown as it is the same as basic income per share.

                                      -F10-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2004 because of the relatively short maturity of the instruments. The carrying value of, capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at June 30, 2004 based upon terms available for companies under similar arrangements.

New Accounting Pronouncements

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Product Warranties

The Company provides a product replacement and warranty program on its products. The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized. Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated replacement costs, identified product quality issues and are discounted to a current value. Management estimated the amount of potential future product replacement claims based on statistical analysis. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. Two of the Company's customers accounted for approximately 20%, and 17%, respectively, of its net accounts receivable, at June 30, 2004. No other customers accounted for more than 10% of its net accounts receivables.

Product Concentration Risk

Substantially all of the Company's revenues derive from the sale of breast implants.

Supplier Concentration Risk

One of the Company's suppliers procures titanium which is used as coating in substantially all of the Company's breast implants. The agreement with this supplier terminates in 2009. The Company cannot guarantee that it will be able to renew such agreement on acceptable terms, or if unable to renew the agreement, that it will secure the procurement of such titanium from other suppliers on similar terms, if at all.

                                      -F11-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customers Concentration Risk

Two of the Company's customers accounted for 12.9% and 11.8% of its revenues, respectively, during 2004, as well as 13.9% and 8.3% of its revenues, respectively, during 2003. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

Significant Fourth-Quarter Adjustment

In the fourth quarter of 2004, the Company increased its allowance for doubtful accounts by approximately $935,000. Management deemed this increase necessary to align the carrying value of its net accounts receivable with current market conditions considering that a larger portion of its customers are outside of France.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE 5 - INVENTORIES

Inventories at June 30, 2004 consists of the following:

Finished goods                                       $   1,750,283
Work-in-process                                            751,629
Raw materials                                              247,105
                                                     -------------
                                                     $   2,749,017
                                                     =============

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at June 30, 2004 consist of the following:



Tenant improvements                                 $  2,748,125
Machinery and equipment                                1,181,963
Office equipment                                         280,926
Transportation equipment                                 241,927
Other                                                    353,332
                                                    ------------
                                                       4,806,273
Accumulated depreciation                             (3,041,032)
                                                    ------------
Property and equipment, net                         $  1,765,241
                                                    ============

Depreciation expense amounted to approximately $840,000 and $660,000 during 2004 and 2003, respectively.

                                      -F12-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 7 - INVESTMENTS

At June 30, 2004 the Company has an approximate 38% investment in SCI Lucas, a related French real estate company, including the approximate additional 8% purchased in the year ended June 30, 2003 for approximately $241,000. The equity in income of the investee amounted to $62,000 and $0 for the year ended June 30, 2004 and 2003, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date.

At June 30, 2004 the Company owed SCI Lucas approximately $88,000, relating to amounts due for rent, which is included in accounts payable and accrued expenses. The Company paid rent to SCI Lucas of approximately $478,000 and incurred rental expense of approximately $380,000 in 2004. The Company's remaining obligation of $88,000 at June 30, 2004 does not bear interest and is payable on demand.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2004 consist of the following:

Vendors payable                                    $  1,409,300
Accounts payable to U.S. distributor                    875,437
Compensation payable and related accrued benefits     1,005,081
Provision for litigations                               541,154
Other                                                   521,075
                                                   ------------
                                                   $  4,352,047
                                                   ============

NOTE 9 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $1,000 to $190,000, with interest rates ranging from 4.25% to 9.95% per year and due dates between November 2004 and May 2007. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

Long-term debt consists of the following at June 30, 2004:

                           Notes Payable                            $  463,880
                           ANVAR Advances                              142,557
                                                                    ----------
                                                                       606,437
                           Less:  Current Portion                     (172,182)
                                                                    ----------
                           Long term debt, net of current portion   $  434,255
                                                                    ==========

                                      -F13-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 9 - LONG TERM DEBT (continued)
The aggregate maturities of long-term debt at June 30, 2004 are as follows:

        June  30,
        ---------
          2005                    $      172,182
          2006                           244,901
          2007                            96,779
          2008                            92,575
                                  --------------
                                  $      606,437
                                  ==============

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2004 are as follows:


Deferred tax assets:
Net operating loss carryforward   $      2,421,817
Other                                      139,414
Less valuation allowance               ( 2,561,231)
                                  -----------------
Total net deferred tax assets:    $              -
                                  =================

SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 2,561,231 at June 30, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2004 and 2003 was approximately $2,560,000 and $0, respectively.

At June 30, 2004, the Company had net operating loss carryforwards amounting to approximately $0.6 million and $5.9 million for U.S. and French tax purposes, respectively, that expire in various amounts from 2020 through 2023 in the U.S. and never expire in France.

The federal statutory tax rate reconciled to the effective tax rate for 2003 and 2003, respectively, is as follows:

                                                        2004              2003
                                                       ------            ------
Tax at U.S statutory rate:                              35.0%             35.0%
State tax rate, net of federal benefits                  0.0               0.0
Foreign tax rate  in excess of U.S. statutory tax rate   5.0               5.0
Change in valuation allowance                          (40.0)            (40.0)
                                                       ------            ------
Effective tax rate                                       0.0%              0.0%
                                                       ======            ======

                                      -F14-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 11 - EQUITY TRANSACTIONS

During August 2003, we issued 38,000 shares of our common stock to three employees. We have received proceeds of $38,000 in connection with this transaction.

During September 2003, we issued 28,000 shares of our common stock to eight employees. We have received proceeds of $13,482 in connection with this transaction and we will receive $14,518 from such employees within a year.

During July 2003, we issued 60,000 shares of common stock to our legal counsel and two individuals for services rendered. The shares issued in connection with this transaction were valued at $105,000, which is the fair value of the shares on the date of the issuance, and the Company recorded non-cash consulting expenses of $105,000.

During November 2003, we issued 1,052,632 shares of its common stock to a United Kingdom investment trust in exchange for 1,988,668 shares of the investment trust. We have immediately sold these shares of the investment trust for approximately $1,134,000.

During March 2004, we issued in aggregate 35,000 shares of common stock to our legal counsel and a U.S. individual for legal and investment advisory services rendered. The shares issued in connection with this transaction were valued at $113,750, which is the fair value of the shares on the date of the issuance, and the Company recorded non-cash consulting expenses of $113,750.

NOTE 12 - CONVERTIBLE DEBENTURES

On October 9, 2003, OS entered into a convertible debentures purchase agreement (the "Agreement") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transactions and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 shares of common stock. As part of the merger the Company assumed all the obligations and responsibilities of the Agreement. The Company received $500,000 during December 2003 and the remaining $500,000 on January 9, 2004.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During 2004, the amortization of the debt discount amounted to approximately $123,000 and has been included in interest expense in the accompanying consolidated financial statements.

In April 2004, the Company sold its Senior Convertible Debenture (the "Debenture") in the face amount of $3,000,000 to Armadillo Investments, PLC. In consideration for the Debenture, the Company received 1,595,745 ordinary shares of Armadillo Investments. The Company immediately sold these shares for approximately $1,420,000. The Debenture does not bear interest. In the event of default, as defined under the Debenture, The Debenture accrues interest at the rate of 10% per annum. The Debenture matures on March 25, 2009. The Debenture is convertible into our common stock at a conversion price per share of (a) four dollars ($4.00) (the "Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten (10) business days preceding the date of conversion, but in no event less than fifty percent (50%) of the Fixed Conversion Price (the "Floating Conversion Price"). For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTC Bulletin Board, as

                                      -F15-

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 12 - CONVERTIBLE DEBENTURES (continued)

reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The Company granted piggyback registration rights with respect to the common stock into which the Debenture is convertible.

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During 2004, the amortization of the debt discount amounted to approximately $50,000 and has been included in interest expense in the accompanying financial statements.

NOTE 13- COMMITMENTS

The Company has entered into various noncancellable operating leases for its corporate offices, manufacturing and distribution facilities. These leases all expire within 6 years. Rental expense was approximately $390,000 and $472,000 during 2004 and 2003, respectively, inclusive of leases for facilities owned by related parties, which amounted to approximately $380,000 and $370,000, during 2004 and 2003, respectively.

At June 30, 2004 total minimum rentals under operating leases with remaining noncancellable lease terms of more than one year were as follows:

       Year Ending
       June 30,
       -----------
          2005                  $  472,300
          2006                     430,100
          2007                     381,800
          2008                     371,000
          2009                     356,900
                                ----------
                                $2,012,100
                                ==========


                                      -F16-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during 2004 and 2003. Information about the Company's sales in different geographic locations for the years ended June 30, 2004 and 2003 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                                   Year ended June 30,
                                                2004                2003
                                           -------------        ------------
France                                     $   3,701,731        $ 2,533,000
Outside of France                              8,028,046          5,937,931
                                           -------------        ------------
                                           $  11,729,777        $ 8,470,931
                                           =============        ============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

NOTE 15 - LEGAL CONTINGENCIES

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

                                      -F17-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 15 - LEGAL CONTINGENCIES (continued)

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

Other than certain of its own warranty claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.'s President, Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $540,000 at June 30, 2004 in connection with these matters.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict. Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are

                                      -F18-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 15 - LEGAL CONTINGENCIES (continued)

defendants, subject to the subsidiaries' continuing warranty obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company's business, results of operations or financial position.

NOTE 16 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $5.1 million, and has cash used in operations of approximately $2.3 million during 2004. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining of additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 17 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,430,000. The Company has used approximately $900,000 under such lines of credit at June 30, 2004. The lines of credit bear interest at the EURIBOR rate plus 0.50% (2.516% at June 30, 2004). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $600,000, inventories of approximately $1.1 million, and a personal guarantee of the Company's Chief Executive Officer of approximately $240,000.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to Medicor a revolving promissory note to finance Medicor's and the Company's administration of product warranty and product warranty related claims. The note bears interest at the rate of 6.75%. The principal amount under the note as of June 30, 2004 was $0. The promissory note is unsecured.

NOTE 18 - SUBSEQUENT EVENT

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued 1,150,000 options. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an

                                      -F19-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 18 - SUBSEQUENT EVENT (continued)

incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

NOTE 19 - RELATED PARTY TRANSACTIONS

The Company owed to one of the Company's shareholders approximately $65,000 at June 30, 2003. The shareholder has paid expenses amounting to approximately $545,000 on behalf of the Company during 2004. The Company has not repaid the shareholder during 2004 and the remaining payable to the shareholder at June 30, 2004 amounts to approximately $610,000.


The Company owed its chief executive officer approximately $123,000 at June 30, 2003. The Chief Executive Officer has paid expenses amounting to approximately $72,000 on behalf of the Company during 2004. The Company has repaid its chief executive officer approximately $184,000 during 2004 and the remaining payable to the chief executive officer at June 30, 2004 amounts to approximately $11,000.

The Company owes other minority shareholders of one of the Company's subsidiaries approximately $7,000 at June 30, 2003. The Company has not repaid the other minority shareholders during 2004 and the remaining payable to other minority shareholders at June 30, 2004 amounts to approximately $7,000.

All amounts owed to the shareholders of the Company's subsidiary and its chief executive officer are non-interest bearing and are due upon demand.

                                      -F20-