Form 10QSB
period 2004-09-30
HERITAGE WORLDWIDE INC
filed 2004-11-16
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The total number of shares of the issuer's common stock, $.001 par value, outstanding at October 31, 2004 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                            HERITAGE WORLDWIDE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                               September 30, 2004



                                TABLE OF CONTENTS


                                                                            Page

Special Note Regarding Forward Looking Information...........................3


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
      As of September 30, 2004 (Unaudited)...................................F1
      Consolidated Statements of Operations (Unaudited)
      For the Three Months Ended September 30, 2004 and 2003.................F2
      Consolidated Statements of Cash Flows (Unaudited)
      For the Three Months Ended September 30, 2004 and 2003.................F3

      Notes to Consolidated Financial Statements..........................F4-F10

      Item 2 - Management's Discussion and Analysis or Plan of Operation....4-12

      Item 3 - Control and Procedures........................................13

PART II - OTHER INFORMATION

      Item 1 - Legal proceedings.............................................13

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...13

      Item 6 - Exhibits......................................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                          $       967,449
  Accounts receivable, net of an allowance
   for doubtful accounts of $ 2,310,553                               2,854,021
  Inventories                                                         3,030,870
  Prepaid expenses and other current assets                             778,714
                                                                ----------------


     Total current assets                                             7,631,054

Property and equipment, net of accumulated
 depreciation of $3,041,032                                           1,786,365
Goodwill                                                              1,031,010
Investment in SCI Lucas                                                 480,731
Other assets                                                            264,443
                                                                ----------------


     Total assets                                               $    11,193,603
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                              $       939,211
  Accounts payable and accrued expenses                               4,226,851
  Current portion of long term debt                                     168,080
  Due to related parties                                                 17,979
  Warranty reserve                                                      330,576
                                                                ----------------


     Total current liabilities                                        5,682,697

Convertible debentures and related accrued
 interest payable, net of discount of $2,410,126                      1,747,279
Long term debt, net of current portion                                  556,722
                                                                ----------------


     Total liabilities                                                7,986,698
                                                                ----------------

Minority interest                                                       819,307
                                                                ----------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    40,160,299 issued and 17,410,299 outstanding                         17,410
  Additional paid in capital                                          5,686,294
  Subscriptions receivable                                              (11,977)
  Accumulated other comprehensive income (foreign currency
   translation adjustment)                                            1,608,206
  Accumulated deficit                                                (4,912,335)
                                                                ----------------

     Total stockholders' equity                                       2,387,598
                                                                ----------------

     Total liabilities and stockholders' equity                 $    11,193,603
                                                                ================





                 See Notes to Consolidated Financial Statements.
                                      -F1-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           For the Three-Month Period Ended
                                                   September 30,
                                           ------------------------------
                                               2004            2003
                                           --------------  --------------

Revenues                                     $ 2,883,722     $ 2,608,603

Cost of revenues                               1,271,418       1,602,937
                                           --------------  --------------

     Gross profit                              1,612,304       1,005,666
                                           --------------  --------------

Operating expenses:
  Selling, general and administrative          1,022,402         966,225
  Research and development                       272,400         324,492
                                           --------------  --------------

     Total operating expenses                  1,294,802       1,290,717
                                           --------------  --------------

Income loss before other expenses and
     income taxes                                317,502        (285,051)
                                           --------------  --------------

Other expenses:
  Other income (expense)                          12,292               -
  Gain (loss) in equity investment                 6,385               -
  Interest expense                              (157,382)        (33,296)
                                           --------------  --------------

     Total other expenses                       (138,705)        (33,296)
                                           --------------  --------------

Income (loss) before (provision for)
 benefit from taxes                              178,797        (318,347)

  (Provision for) benefit from income taxes            -         (34,833)
                                           --------------  --------------

Net income (loss) before minority interest       178,797        (353,180)

Minority interest                                 (9,143)              -
                                           --------------  --------------

Net income (loss)                                169,654        (353,180)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment        189,758        (382,497)
                                           --------------  --------------

     Comprehensive income (loss)           $     359,412   $    (735,677)
                                           ==============  ==============

Basic and diluted net income (loss)
 per common share                                  $0.01         $ (0.02)
                                           ==============  ==============

Basic weighted average common
shares outstanding                            17,410,299      16,294,667
                                           ==============  ==============



                 See Notes to Consolidated Financial Statements.
                                      -F2-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                For the Three-Month Period Ended
                                                          September 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------  -------------

Cash flows from operating activities:
Net income (loss)                                 $    169,654   $   (353,180)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
   Interest expense related to debenture discount       92,112              -
   Depreciation and amortization                       141,572        138,412
   Provision for doubtful accounts                    (114,091)             -
   Deferred income tax                                       -         34,833
  Gain on equity investment                             (6,385)             -
   Minority interest                                     9,143              -
Change in operating assets and liabilities:
   Accounts receivable                                 713,597       (229,792)
   Inventories                                        (168,147)      (262,275)
   Prepaid expenses and other current assets           (48,945)        14,932
  Accrued interest on convertible debentures            49,849              -
   Provision for customer warranty                      36,558         32,685
   Accounts payable and accrued expenses              (223,094)       546,457
                                                  -------------  -------------

Net cash (used in) provided by operating
 activities                                            651,823        (77,928)
                                                  -------------  -------------

Cash flows from investing activity:
   Purchases of property and equipment                (125,259)       (53,234)
                                                  -------------  -------------

Net cash used in investing activity                   (125,259)       (53,234)
                                                  -------------  -------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit              (11,810)       172,296
   Proceeds from long term debt                        141,212              -
   Repayment of long term debt                         (51,555)       (74,793)
   Proceeds from subscriptions receivable                2,541              -
   Proceeds from sale of common stock                        -         38,000
   Increase (decrease) in due to stockholders          161,200          6,024
                                                  -------------  -------------

Net cash provided by financing activities              241,588        141,527
                                                  -------------  -------------

Effect of exchange rate changes on cash                 30,549          9,986
                                                  -------------  -------------

Increase in cash                                       798,701         20,351

Cash, beginning of period                              168,748        107,064
                                                  -------------  -------------

Cash, end of period                               $ 967,449      $    127,415
                                                  =============  =============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest       $     15,422   $     33,405
                                                  =============  =============

     Cash paid during the year for taxes          $          -   $          -
                                                  =============  =============

Non-Cash Investing and Financing Activities:

Conversion of due to shareholder in investment
in subsidiary                                     $    610,886   $          -
                                                  =============  =============


                 See Notes to Consolidated Financial Statements.
                                      -F3-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

The accompanying unaudited consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the three-month period ended September 30, 2004 and 2003, respectively and OS MXM, Inc. ("OS") from July 1, 2004 through September 30, 2004. The results of operations of Heritage Worldwide, Inc. are reflected in the accompanying financial statements for the period from March 1, 2003, the date of the reverse merger with its French and Spanish subsidiaries through September 30, 2004. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business acquisitions. Accordingly, the combination of the two companies is recorded as a recapitalization of Heritage, pursuant to which Poly Implant Protheses is treated as the continuing entity. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the periods include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property, plant and equipment, and the accrual of warranty and product liability reserve.

                                      -F4-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2004, the exchange rate for the Euros (EUR) was $1.24 US for 1.00 EUR.

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

                                      -F5-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

Product Warranties

The Company provides a product replacement and warranty program on its products. The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized. Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated replacement costs, identified product quality issues and are discounted to a current value.. Management estimated the amount of potential future product replacement claims based on statistical analysis. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

NOTE 4 - CONVERTIBLE DEBENTURES

On October 9, 2003 OS entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transactions and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible debenture amounting to $498, 750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9,2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. For the three-month period ended September 30, 2004,approximately $92,000 of the recorded debt discount has been amortized to interest expense.

                                      -F6-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES (continued)

The Company received several conversion notices from HEM in September and October 2004 totaling approximately $16,000 of the outstanding principal and accrued interest under two of the debentures for 1,019,404 unrestricted, free-trading shares of common stock held in escrow by Gottbetter &Partners, LLP, the escrow agent for the transaction. The Company has objected to the release of unrestricted, free-trading shares from escrow on the grounds that several of HEM's conversion notices did not comply with the terms of the debentures and that the transactions whereby OS issued the debentures to HEM and the Company merged with OS on the same day did not comply with the requirements of Rule 504 of Regulation D promulgated under the Securities Act of 1933 ( the "Securities Act"). Consequently, the Company advised HEM and the escrow agent that it believes that the issuance of unrestricted, free-trading shares to HEM would be a violation of, among other things, the registration provisions of the Securities Act.

Notwithstanding the Company's objections to the conversion notices of HEM, the Company was advised on November 4, 2004 by legal counsel to the escrow agent that the escrow agent will release 50,526 shares held in escrow to HEM pursuant to HEM's conversion notice dated October 27, 2004 relating to $15,000 of principal and accrued interest of one of the debentures. The Company has requested legal counsel for the escrow agent to notify the Company whether the escrow agent has released any shares from escrow to HEM. However, legal counsel for the escrow agent has not provided the Company with any response to such request. In addition to acting as escrow agent, Gottbetter and Partners, LLP represented HEM in the acquisition of the debentures from OS and the Company in its merger with OS.

NOTE 5 - PROMISSORY NOTE

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product warranty and product warranty related claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of September 30, 2004 was $0. The distributor claims that the Company owes approximately $460,000 under the promissory note as well as approximately $62,000 in legal costs. The Company denies that such amounts are due under the promissory note since it has not approved yet the sums due for product warranty and product warranty related claims. However, the Company has provided a provision of approximately $500,000 for the payment of such claims in its accounts payable and accrued expenses as of September 30, 2004.

NOTE 6- STOCK OPTION PLAN

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued 1,150,000 options with an exercise price of $2.20 per share. No value was attributed to such shares. Accordingly, there are no reconciling items between the net income(loss) and the pro forma net income(loss) pursuant to SFAS 123.

If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total

                                      -F7-

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 6- STOCK OPTION PLAN (continued)

combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.


NOTE 7 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against Poly Implant Protheses, S.A. ("PIP"), our subsidiary, our U.S. distributor Medicor Ltd, Jean Claude Mas, our former CEO, personally and others, in the Circuit Court of Miami-Dade County, Florida.

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


                                      -F8-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 7 - LEGAL CONTINGENCIES (continued)

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

Other than certain of its own warranty claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $540,000 at June 30, 2004 in connection with these matters.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict. Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are

                                      -F9-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 7 - LEGAL CONTINGENCIES (continued)

defendants, subject to the subsidiaries' continuing warranty obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company's business, results of operations or financial position.

NOTE 8 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $4.9 million. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining of additional equity and/or debt financing to pay off outstanding debt obligations. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,430,000. The Company has used approximately $940,000 under such lines of credit at September 30, 2004. The lines of credit bear interest at the EURIBOR rate plus 0.50% per annum (2.516% at September 30, 2004). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $600,000, inventories of approximately $1.1 million, and a personal guarantee of the Company's Chief Executive Officer of approximately $240,000.


NOTE 10- DUE TO SHAREHOLDER

One of the Company's shareholder advanced approximately $160,000 to the Company during the three-month period ended September 30, 2004. This shareholder had previously advanced to the Company approximately $610,000 prior to July 1, 2004. The shareholder contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during the three-month period ended September 30, 2004. This capital infusion is accounted for as minority interest in the accompanying balance sheet.

                                      -F10-

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

This discussion and analysis of our financial condition should be read in connection with our consolidated financial statements and accompanying notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

RESULTS OF OPERATIONS

          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Increase/       Increase/
                                           For the Three-Month Period Ended      (Decrease)      (Decrease)
                                                   September 30,                 2004 vs 2003    2004 vs 2003
                                       ------------------------------------------
                                              2004                   2003               $              %
                                       -------------------     -------------------------------------------------

Revenues                               $        2,883,722      $       2,608,603  $      275,119          10.5%

Cost of revenues                                1,271,418              1,602,937        (331,519)        -20.7%
                                       -------------------     -------------------------------------------------

     Gross margin                               1,612,304              1,005,666         606,638          60.3%
                                       -------------------     -------------------------------------------------

Operating expenses:
  Selling, general and administrative           1,022,402                966,225          56,177           5.8%
  Research and development                        272,400                324,492         (52,092)        -16.1%
                                       -------------------     -------------------------------------------------

     Total operating expenses                   1,294,802              1,290,717           4,085           0.3%
                                       -------------------     -------------------------------------------------

Loss before other expenses and
     income taxes                                 317,502               (285,051)        602,553        -211.4%
                                       -------------------     -------------------------------------------------

Other expenses:
  Other expense                                    12,292                      -          12,292           NM
  Loss in equity investment                         6,385                      -           6,385           NM
  Interest expense                               (157,382)               (33,296)       (124,086)        372.7%
                                       -------------------     -------------------------------------------------

     Total other expenses                        (138,705)               (33,296)       (105,409)        316.6%
                                       -------------------     -------------------------------------------------

Income (loss) before (provision for)
    benefit from income taxes                     178,797               (318,347)        497,144        -156.2%

  (Provision for) benefit from income
   taxes                                                -                (34,833)         34,833        -100.0%
                                       -------------------     -------------------------------------------------

 Income (loss) before minority interest           178,797               (353,180)        531,977        -150.6%

Minority interest                                  (9,143)                     -          (9,143)          NM
                                       -------------------     -------------------------------------------------

Net income (loss)                      $          169,654      $        (353,180) $      522,834        -148.0%
                                       ===================     =================================================

NM: not meaningful


Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the three-month period ended September 30, 2004 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to new distributors in countries other than France.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a percentage of revenues, decreased during the three-month period ended September 30, 2004 by 17% to 44%, when compared to the prior year period. The decrease of cost of revenues as a percentage of revenues is primarily due to improved productivity from direct labor.

   Gross Profit

Gross profit increased during the three-month period ended September 30, 2004 by approximately $600,000 when compared to the prior year period. The increase is primarily attributable to increased sales of breast implants as well as higher productivity from direct labor.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. The increase in selling, general and administrative expenses during the three-month period ended September 30, 2004 when compared to the prior year period is primarily due to increased professional fees required to comply with requirements associated with being a publicly-traded company and increased personnel costs associated with the growth in the scope of operations.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the three-month period ended September 30, 2004 when compared to the prior year period is primarily due to research and developments costs associated with the Company's efforts in entering the Australian market which occurred during the three-month period ended September 30, 2003 and were substantially completed during fiscal 2004.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The increase in interest expense during the three-month period ended September 30, 2004 when compared to the prior year period is primarily due to the amortization of debt discount associated with the issuance of convertible debentures issued in October 2003 and April 2004.

   Provision for Income Tax

The provision for income tax consists of a valuation allowance for deferred tax assets. We have not recognized income tax benefits during the three-month period ended September 30, 2004 and will continue to provide for valuation allowances for our deferred tax assets until we believe that it is more likely than not that we will realize such benefits.

Liquidity and Capital Resources

During the three-month period ended September 30, 2004, we have generated cash flows from operating activities of approximately $650,000, most of which resulted from a decrease in our accounts receivables of approximately $700,000 due to better collection efforts. Additionally, we have incurred approximately $125,000 in capital expenditures. We have also increased our working capital by receiving approximately $160,000 from Milo Finance SA, one of our shareholders, and have received proceeds from long-term debt of approximately $140,000.

During fiscal year 2003, we used approximately $80,000 in our operating activities, mostly from incurring a loss of approximately $350,000 and an increase in our accounts receivable and inventories of approximately $230,000 and $260,000, respectively, which was partially funded by an increase in our accounts payable of approximately $550,000. Our operating and investing activities were partially funded by an increase in our line of credit of approximately $170.000.

Going Concern

As reflected in the accompanying consolidated financial statements as of September 30, 2004, we had an accumulated deficit of approximately $5.1 million. Our ability to continue as a going concern is dependent on our ability to achieve profitable operations, positive cash flows from operations, and additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. Management has reduced the number of employees in its French operation during fiscal 2004. Additionally, the Company is considering completing other financing transactions in the future, depending on its needs and market conditions. Furthermore, the Company intends to resume its U.S. marketing operations upon approval from the FDA.

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

We conduct our product development, manufacturing, marketing, service and support activities with careful regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to $540,000 at September 30, 2004. At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

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

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of September 30, 2004, we had approximately $1 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

Our success depends, in large part, upon the services of a number of key employees, such as Jean-Claude Mas and our Chief Executive Officer and Chief Financial Officer, Mr. Sereyjol-Garros and Mr. Couty, respectively. The effective management of our growth, if any, depends upon our ability to retain highly skilled technical, managerial, finance and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to us.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 4 to the audited consolidated financial statements included in our filing on Form 10-KSB as filed with the Securities and Exchange Commission for the year ended June 30, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

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

There have been no material changes in the critical accounting policies that are set forth in Management's Discussion and Analysis of Financial Condition or Plan of Operation included in Item 6 of the Company's 2004 Form 10-KSB.


ITEM 3.     CONTROLS AND PROCEDURES

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



                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

There has been no material developments on the legal matters disclosed on the Company's Form 10-KSB for the year ended June 30, 2004.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 9, 2003, OS MXM, Inc. ("OS") entered into a convertible debenture purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM"), pursuant to which OS issued to HEM three 1% convertible debentures due on October 9, 2008 totaling $1,000,000 in the aggregate principal amount. On the same day, the Company merged with OS and assumed all the obligations and responsibilities of OS under the Agreement and the debentures. On the advice of prior legal counsel that these transactions complied with Rule 504 of Regulation D promulgated under the Securities Act of 1933 ( the "Securities Act"), 10,000,000 unrestricted, free-trading shares of the Company's common stock were placed in escrow to be released upon appropriate conversion notices from HEM. Although the Company does not believe that the transactions complied with Rule 504 of Regulation D promulgated under the Securities Act, the issuance of the debentures and the conversion of all or a portion thereof into the Company's common stock would comply with Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as long as the shares of the Company's common stock issued to HEM are restricted. Accordingly, the Company has notified the escrow agent and HEM of its objection to the issuance of free-trading shares to HEM. In response to the Company's objection, the Company was advised on November 4, 2004 by legal counsel to the escrow agent that the escrow agent will release 50,526 shares held in escrow to HEM pursuant to HEM's conversion notice dated October 27, 2004 relating to $15,000 of principal and accrued interest of one of the debentures. The Company has requested legal counsel of the escrow agent whether any unrestricted, free-trading shares has been released from escrow. The escrow agent's legal counsel has not responded to this request.

ITEM 6.     EXHIBITS

              (a)  Exhibits

        Exhibit No.            Description
        2.1                    Agreement and Plan of Reorganization between
                               Heritage Productions, Inc. and Heritage
                               Worldwide, Inc. dated May 18, 2001. Filed with the SEC as Exhibit C to the Company's Definitive
                               Information Statement on Schedule 14C on June 21,
                               2001 and incorporated herein by reference.
        2.2                    Acquisition Agreement between Heritage Worldwide,
                               Inc., Poly Implants Protheses, S.A. and Milo
                               Finance, S.A. dated February 28, 2003. Filed with the SEC as Exhibit 2.1 to the Company's
                               Current Report on Form 8-K on March 13, 2003 and incorporated herein by reference.
        2.3                    Agreement and Plan of Merger dated as of October
                               9, 2003 between Heritage Worldwide, Inc., PIP
                               Acquisition II, Inc. and OS MXM, Inc. Filed with the SEC as Exhibit 2.3 to the Company's Annual
                               Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        3.1                    Certificate of Incorporation of the Company.
                               Filed with the SEC as Exhibit A to the Company's
                               Definitive Information Statement on Schedule 14C on June 21, 2001 and incorporated herein by reference.
        3.2                    By-Laws of the Company, as amended.  Filed with
                               the SEC as Exhibit B to the Company's Definitive
                               Information Statement on Schedule 14C on June 21,
                               2001 and incorporated herein by reference.
        31.1                   Certification of Chief Executive Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        31.2                   Certification of Chief Financial Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        32.1                   Certification of Chief Executive Officer pursuant
                               to 18 U.S.C Section 1350. Filed Herewith
        32.2                   Certification of Chief Financial Officer pursuant
                               to 18 U.S.C Section 1350. Filed Herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HERITAGE WORLDWIDE, INC.

                                            By: /s/   Alain Sereyjol-Garros
                                                -----------------------------
                                                      Alain Sereyjol-Garros
                                                      Chief Executive Officer



Signature                           Title                   Date
------------------------------      -----------------       --------------------

/s/   Alain Sereyjol-Garros          Chief Executive        November 16, 2004
------------------------------       Officer
      Alain Sereyjol-Garros


/s/ Claude Couty                     Chief Financial        November 16, 2004
------------------------------       Officer
    Claude Couty