Form 10QSB
period 2004-12-31
HERITAGE WORLDWIDE INC
filed 2005-02-10
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
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

             337 Avenue de Bruxelles La Seyne-Sur-Mer (France) 83507
             -------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                              (011) (33) 494-109810
                              ---------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at February 7, 2005 was 17,410,299.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                            HERITAGE WORLDWIDE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                December 31, 2004

                                TABLE OF CONTENTS


                                                                         Page

Special Note Regarding Forward Looking Information........................3


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
      As of December 31,2004(Unaudited)..................................F1
      Consolidated Statements of Operations (Unaudited)
      For the Three and Six Months Ended December 31, 2004 and 2003......F2
      Consolidated Statements of Cash Flows (Unaudited)
      For the Three and Six Months Ended December 31, 2004 and 2003......F3

      Notes to Consolidated Financial Statements.........................F4-F13

      Item 2 - Management's Discussion and Analysis or Plan of Operation..4

      Item 3 - Control and Procedures....................................16

PART II - OTHER INFORMATION

      Item 1 - Legal proceedings.........................................17


      Item 6 - Exhibits..................................................17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                          $       546,662
  Accounts receivable, net of an allowance for
   doubtful accounts of $ 2,255,619                                   3,297,046
  Inventories                                                         3,424,185
  Prepaid expenses and other current assets                             837,261
                                                                ----------------

     Total current assets                                             8,105,154

Property and equipment, net of accumulated
 depreciation of $3,627,666                                           1,903,483
Goodwill                                                              1,131,710
Investment in SCI Lucas                                                 536,962
Other assets                                                            277,144
                                                                ----------------

     Total assets                                               $    11,954,453
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                               $     1,134,404
  Accounts payable and accrued expenses                               4,418,777
  Current portion of long term debt                                     138,466
  Due to related parties                                                 69,715
  Warranty reserve                                                      403,726
                                                                ----------------

     Total current liabilities                                        6,165,088

Convertible debentures and related accrued interest
 payable, net of discount of $2,192,760                               1,887,336
Long term debt, net of current portion                                  410,028
                                                                ----------------

     Total liabilities                                                8,462,452
                                                                ----------------


Minority interest                                                       820,098
                                                                ----------------


Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    40,160,299 issued and 17,410,299 outstanding                         17,410
  Additional paid in capital                                          5,686,193
  Subscriptions receivable                                              (11,977)
  Accumulated other comprehensive income (foreign currency
   translation adjustment)                                            1,881,650
  Accumulated deficit                                                (4,901,373)
                                                                ----------------

     Total stockholders' equity                                       2,671,903
                                                                ----------------


     Total liabilities and stockholders' equity                 $    11,954,453
                                                                ================




            See Notes to Unaudited Consolidated Financial Statements.
                                      -F1-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three-Month Period Ended        For the Six-Month Period Ended
                                                   December 31,                            December 31,
                                           ------------------------------          -----------------------------
                                               2004            2003                    2004            2003
                                           --------------  --------------          --------------  -------------
Revenues                                   $   3,074,019   $   3,681,670           $   5,957,741   $  6,296,316

Cost of revenues                               1,602,355       2,589,689               2,873,773      3,764,499
                                           --------------  --------------          --------------  -------------

     Gross profit                              1,471,664       1,091,981               3,083,968      2,531,817
                                           --------------  --------------          --------------  -------------
Operating expenses:
  Selling, general and administrative          1,050,220       2,022,972               2,072,622      2,950,773
  Write-down of inventories                            -         458,410                       -        458,410
  Research and development                       255,810         419,732                 528,210        735,487
                                           --------------  --------------          --------------  -------------

     Total operating expenses                  1,306,030       2,901,114               2,600,832      4,144,670
                                           --------------  --------------          --------------  -------------

Income loss before other expenses and
     income taxes                                165,634      (1,809,133)                483,136     (1,612,853)
                                           --------------  --------------          --------------  -------------

Other expenses:
  Other income (expense)                         (20,439)         (1,625)                 (8,147)        (1,953)
  Gain (loss) in equity investment                24,236               -                  30,621              -
  Interest expense                              (157,678)        (57,790)               (315,060)       (91,991)
                                           --------------  --------------          --------------  -------------

     Total other expenses                       (153,881)        (59,415)               (292,586)       (93,944)
                                           --------------  --------------          --------------  -------------

Income (loss) before (provision for)
 benefit from income taxes                        11,753      (1,868,548)                190,550     (1,706,797)

  (Provision for) benefit from income taxes            -         425,017                       -        371,774
                                           --------------  --------------          --------------  -------------

Net income (loss) before minority interest        11,753      (1,443,531)                190,550     (1,335,023)

Minority interest                                   (791)              -                  (9,934)             -
                                           --------------  --------------          --------------  -------------

Net income (loss)                                 10,962      (1,443,531)                180,616     (1,335,023)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment        273,444         501,600                 463,202        119,103
                                           --------------  --------------          --------------  -------------

     Comprehensive income (loss)           $     284,406   $    (941,931)          $     643,818   $ (1,215,920)
                                           ==============  ==============          ==============  =============

Basic and diluted net income (loss) per
 common share                              $        0.00   $       (0.09)          $        0.01   $      (0.08)
                                           ==============  ==============          ==============  =============

Basic weighted average common
shares outstanding                            17,410,299      16,821,718              17,410,299     16,516,692
                                           ==============  ==============          ==============  =============




            See Notes to Unaudited Consolidated Financial Statements.
                                      -F2-

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                For the Six-Month Period Ended
                                                       December 31,
                                                ----------------------------
                                                    2004           2003
                                                -------------  -------------

Cash flows from operating activities:
Net income (loss)                               $    180,616   $ (1,335,023)
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating
 activities:
   Interest expense related to debenture
    discount                                         197,759         22,740
   Depreciation and amortization                     115,681        303,300
   Provision for doubtful accounts                  (283,778)       818,197
   Provision for obsolete inventories                      -        565,012
   Deferred income tax                                     -       (360,885)
   Loss on disposition of property and equipment         989              -
  Gain on equity investment                          (30,621)             -
   Minority interest                                   9,934              -
Change in operating assets and liabilities:
   Accounts receivable                               861,549     (1,486,525)
   Inventories                                      (253,309)      (558,820)
   Prepaid expenses and other current assets          19,804          2,489
  Accrued interest on convertible debentures          47,484              -
   Provision for customer warranty                    38,106         72,055
   Accounts payable and accrued expenses            (556,154)       774,019
                                                -------------  -------------

Net cash (used in) provided by operating
 activities                                          348,060     (1,183,441)
                                                -------------  -------------

Cash flows from investing activities:
   Proceeds from disposition of property
    and equipment                                     51,006              -
   Purchases of property and equipment              (234,848)      (161,791)
                                                -------------  -------------

Net cash used in investing activities               (183,842)      (161,791)
                                                -------------  -------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit             78,708       (224,133)
   Proceeds from long term debt                       35,782              -
   Repayment of long term debt                      (162,502)      (160,473)
   Proceeds from sale of convertible debentures            -        500,000
   Proceeds from subscriptions receivable              2,541              -
   Proceeds from sale of common stock                      -      1,522,629
   Increase (decrease) in due to stockholders        218,330         (9,179)
                                                -------------  -------------

Net cash provided by financing activities            172,859      1,628,844
                                                -------------  -------------

Effect of exchange rate changes on cash               40,837         21,646
                                                -------------  -------------

Increase in cash                                     377,914        305,258

Cash, beginning of period                            168,748        107,064
                                                -------------  -------------

Cash, end of period                             $    546,662   $    412,322
                                                =============  =============

Supplemental disclosures of cash flow
 information:
     Cash paid during the year for interest     $     28,982   $     69,251
                                                =============  =============

     Cash paid during the year for taxes        $          -   $          -
                                                =============  =============

Non-Cash Investing and Financing Activities:

Conversion of due to shareholder in investment
in subsidiary                                   $    610,886   $          -
                                                =============  =============


            See Notes to Unaudited Consolidated Financial Statements.
                                      -F3-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

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

NOTE 2 - Restatement of Financial Statements

As part of its review of its financial statements and underlying assumptions, management uncovered in September 2004 that it had inappropriately accounted for its inventory since June 30, 2002. As part of its valuation of inventory, it has imputed an erroneous direct labor rate to its inventory which resulted in an overstatement of its inventory by approximately $2,600,000 and $1,480,000 as of June 30, 2003 and 2002 respectively. Additionally, management has incorrectly accounted for this error in its financial statements for the period ended December 31, 2003 and March 31, 2004, as a change in estimate in 2004 while it should have accounted for it as a correction of an error in the appropriate prior periods. The correction of this error results in the reduction of inventory and a corresponding reduction in the provision for obsolete inventory of approximately $2.9 million as of December 31, 2003. There is no impact on the stockholders' equity as of December 31, 2003 and 2004, respectively. Additionally, the correction of this error results in a decrease in write-down of inventories and in net loss of approximately $2.6 million during the six-month period ended December 31, 2003. Accordingly, the Company will restate its 2003 and 2002 annual financial statements as well as its interim financial statements from September 30, 2002 through March 31, 2004.

NOTE 3 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

The accompanying unaudited consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the six-month period ended December 31, 2004 and 2003, respectively and OS MXM, Inc. ("OS") from July 1, 2004 through December 31, 2004. The results of operations of Heritage Worldwide, Inc. are reflected in the accompanying financial statements for the period from March 1, 2003, the date of the reverse merger with its French and Spanish subsidiaries through December 31, 2004. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business acquisitions. Accordingly, the combination of the two companies is recorded as a recapitalization of Heritage, pursuant to which Poly Implant Protheses is treated as the continuing entity. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                                      -F4-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant estimates during the periods include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property, plant and equipment, and the accrual of product replacement and liability reserve.

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

Stock options

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123,

                                      -F5-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2004, the exchange rate for the Euros (EUR) was $1.36US for 1.00 EUR.

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

New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

                                      -F6-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)
NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

Product Replacement Program

The Company provides a product replacement program on its products. The Company provides an accrual for the estimated cost of product replacement and product liability claims at the time revenue is recognized. Such accruals are based on estimates, which are based on relevant factors such as historical experience, the replacement period, estimated replacement costs, identified product quality issues and are discounted to a current value. Management estimated the amount of potential future product replacement claims based on statistical analysis. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

NOTE 5 - CONVERTIBLE DEBENTURES

On October 9, 2003, OS entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible

                                      -F7-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURES (continued)

debenture amountingto $498,750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. For the six-month period ended December 31, 2004, approximately $198,000 of the recorded debt discount has been amortized to interest expense.

The Company received several conversion notices from HEM in September and October 2004 totaling approximately $16,000 of the outstanding principal and accrued interest under two of the debentures for 1,019,404 unrestricted, free-trading shares of common stock held in escrow by Gottbetter & Partners, LLP, the escrow agent for the transaction. The Company has objected to the release of unrestricted, free-trading shares from escrow on the grounds that several of HEM's conversion notices did not comply with the terms of the debentures and that the transactions whereby OS issued the debentures to HEM and the Company merged with OS on the same day did not comply with the requirements of Rule 504 of Regulation D promulgated under the Securities Act of 1933 ( the "Securities Act"). Consequently, the Company advised HEM and the escrow agent that it believes that the issuance of unrestricted, free-trading shares to HEM would be a violation of, among other things, the registration provisions of the Securities Act.

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

                                      -F8-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 6 - PROMISSORY NOTE

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of December 31, 2004 was $0. The distributor claims that the Company owes approximately $460,000 under the promissory note as well as approximately $62,000 in legal costs. The Company denies that such amounts are due under the promissory note since it has not approved yet the sums due for product replacement claims. However, the Company has provided a provision of approximately $500,000 for the payment of such claims in its accounts payable and accrued expenses as of December 31, 2004.

NOTE 7 - STOCK OPTION PLAN

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

If any options granted under the 2004 Plan expire or terminate without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

                                      -F9-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)
NOTE 8 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP .America, PIP/USA, Inc., Jean Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-15006-CA-09, against Mr. Mas and Donald McGhan only. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP.America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP .America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. A motion seeking to dismiss filed by PIP .America remains pending. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377 was filed in June 2003 in the Superior Court of San Luis Obispo County, California. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys' fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California's Song-Beverly Consumer Warranty Act and Unfair Competition Law. PIP has filed an answer to the

                                     -F10-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 8 - LEGAL CONTINGENCIES (continued)

complaint, and discovery is ongoing. Our distributor has settled the action against it, and had previously tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity pursuant to the distributor agreement.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The lawsuit is in the discovery phase and no hearing has been held, or order entered, concerning class certification. Our distributor has settled the lawsuit againt it. PIP.America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

PIP and PIP .America were sued by a woman named Alice Holt in the Circuit Court of Lake County, Illinois in May of 2003 for alleged product liability and other related claims. PIP denies any liability to the Plaintiff and has answered the Complaint and asserted affirmative defenses.

Heritage Worldwide, Inc. and PIP and other defendants were sued by a woman named Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses.

PIP and PIP .America were sued by a woman named Susan Largent in the United States District Court for the District of New Mexico in August of 2004 for alleged product liability and other related claims. PIP denies any liability to the Plaintiff and has answered the Complaint and asserted affirmative defenses.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. All three purported class action cases above include two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America's entry into the U.S. market, which occurred in late 1999. The next claims arise from products sold by and distributed by PIP.America with a product replacement program in place. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.

                                     -F11-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 8 - LEGAL CONTINGENCIES (continued)

Other than certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $540,000 at December 31, 2004 in connection with these matters.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product replacement claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict. Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are defendants, subject to the subsidiaries' continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company's business, results of operations or financial position.

NOTE 9 - GOING CONCERN CONSIDERATIONS

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

NOTE 10 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,560,000. The Company has used approximately $1.1 million under such lines of credit at December 31, 2004. The lines of credit bear interest at the EURIBOR rate plus 0.50% per annum (2.867% at December 31, 2004). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $700,000, inventories of approximately $1.2 million, and a personal guarantee of the Company's Chief Executive Officer of approximately $270,000.

                                     -F12-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 11 - DUE TO SHAREHOLDERS

One of the Company's shareholder advanced approximately $160,000 to the Company during the six-month period ended December 31, 2004. This shareholder had previously advanced to the Company approximately $610,000 prior to July 1, 2004. The shareholder contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during the six-month period ended December 31, 2004. This capital infusion is accounted for as minority interest in the accompanying balance sheet. The remaining amounts due at December 31, 2004 consists of operating expenses paid on behalf of the Company by the shareholders.

NOTE 12 - SUBSEQUENT EVENTS

In January 2005, the Company and Eurofortune S.A.("Eurofortune"), an affiliate of the Company, reached a verbal understanding with HEM, whereby Eurofortune would purchase for $1,048,897, the three debentures issued to HEM on October 9, 2003. See Note 4 to these Notes to the Unaudited Consolidated Financial Statements. Contemporaneously with Eurofortunes' purchase of the three debentures from HEM, the debentures would be exchanged with the Company for two debentures each having an aggregate principal amount of $500,000. The conversion prices of the debentures would be fixed at $1.25 and $1.56. The shares of the Company's common stock issuable upon conversion of the debentures would be restricted shares and could only be sold publicly in accordance with Rule 144 under the Securities Act of 1933, unless the shares are registered with the Securities and Exchange Commission. All other material terms of the new debentures will be the same as the original debentures. The completion of these transactions is subject to the negotiation of definitive agreements. Accordingly, there can be no assurance that the transactions will be completed.
















                                     -F13-

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

RESULTS OF OPERATIONS

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the           Increase/  Increase/          For the              Increase/ Increase/
                               Three-Month Period ended (Decrease  (Decrease)   Six-Month Period Ended     (Decrease  (Decrease)
                                    December 31,          2004 vs    2004 vs          December 31,           2004 vs   2004 vs
                               ------------------------    2003        2003     -------------------------     2003      2003
                                  2004         2003          $          %          2004           2003         $         %
                               ----------- ----------------------------------   ------------ ---------------------------------
Revenues                       $3,074,019  $  3,681,670  $   (607,651) -16.5%   $ 5,957,741  $ 6,296,316   $ (338,575)   -5.4%

Cost of revenues                1,602,355     2,589,689      (987,334) -38.1%     2,873,773    3,764,499     (890,726)  -23.7%
                               ----------- ----------------------------------   ------------ ---------------------------------

     Gross profit               1,471,664     1,091,981       379,683   34.8%     3,083,968    2,531,817      552,151    21.8%
                               ----------- ----------------------------------   ------------ ---------------------------------

Operating expenses:
  Selling, general and
   administrative               1,050,220     2,022,972      (972,752) -48.1%     2,072,622    2,950,773     (878,151)  -29.8%
  Write-down of inventories             -       458,410      (458,410)  NM                -      458,410     (458,410)   NM
  Research and development        255,810       419,732      (163,922) -39.1%       528,210      735,487     (207,277)  -28.2%
                               ----------- ----------------------------------   ------------ ---------------------------------

     Total operating expenses   1,306,030     2,901,114    (1,595,084) -55.0%     2,600,832    4,144,670   (1,543,838)  -37.2%
                               ----------- ----------------------------------   ------------ ---------------------------------

Income (loss) before other
 expenses and income taxes        165,634    (1,809,133)    1,974,767 -109.2%       483,136   (1,612,853)   2,095,989  -130.0%
                               ----------- ----------------------------------   ------------ ---------------------------------

Other expenses:
  Other expense                   (20,439)       (1,625)     (18,814)   NM           (8,147)      (1,953)      (6,194)   NM
  Loss in equity investment        24,236             -       24,236    NM           30,621            -       30,621    NM
  Interest expense               (157,678)      (57,790)     (99,888)  172.8%      (315,060)     (91,991)    (223,069)  242.5%
                               ----------- ----------------------------------   ------------ ---------------------------------

     Total other expenses        (153,881)      (59,415)     (94,466)  159.0%      (292,586)     (93,944)    (198,642)  211.4%
                               ----------- ----------------------------------   ------------ ---------------------------------

Income (loss) before (provision
 for) benefit from income taxes    11,753    (1,868,548)   1,880,301  -100.6%       190,550   (1,706,797)   1,897,347  -111.2%

  (Provision for) benefit from
   income taxes                         -       425,017     (425,017) -100.0%             -       371,774    (371,774) -100.0%
                               ----------- ----------------------------------   ------------ ---------------------------------

 Income (loss) before minority
  interest                         11,753    (1,443,531)   1,455,284  -100.8%       190,550    (1,335,023)  1,525,573  -114.3%

Minority interest                    (791)            -         (791)   NM           (9,934)            -      (9,934)   NM
                               ----------- ----------------------------------   ------------ ---------------------------------

Net income (loss)              $   10,962  $ (1,443,531) $ 1,454,493  -100.8%   $   180,616  $ (1,335,023) $1,515,639  -113.5%
                               =========== ==================================   ============ =================================

NM: not meaningful

Six Months Ended December 31, 2004 Compared with Six Months Ended December 31, 2003

                                    Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The decrease in revenues during the six-month period ended December 31, 2004 when compared to the prior year period is primarily attributable to decreased volume of breast implants sold to customers in France. This decrease is due to a lower number of sales representatives focusing on the French market during the six-month period ended December 31, 2004 when compared to the prior year period.

                                Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a percentage of revenues, decreased during the six-month period ended December 31, 2004 by 12% to 52%, when compared to the prior year period. The decrease of cost of revenues as a percentage of revenues is primarily due to improved productivity from direct labor.

                                  Gross Profit

Gross profit increased during the six-month period ended December 31, 2004 by approximately $600,000 when compared to the prior year period. The increase is primarily attributable to higher productivity from direct labor offset by decreased sales of breast implants in the French market.

                   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. The decrease in selling, general and administrative expenses during the six-month period ended December 31, 2004 when compared to the prior year period is primarily due to higher provisions for doubtful accounts recorded during the six-month period ended December 31, 2003 of approximately $800,000 related to increased exposure by the Company on distributors located outside of France with riskier financial conditions.

                            Write-down of inventories

Write-down of inventories consist of periodic write-downs we provide for an allowance for obsolete inventories items during interim periods. The decrease in write-down of inventories during the six-month period ended December 31, 2004 when compared to the prior period is primarily due to a significant write-down of inventories during the six month period ended December 31, 2003 for obsolete items. No such write-downs were recorded during the six-month period ended December 31, 2004.

                            Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the six-month period ended December 31, 2004 when compared to the prior year period is primarily due to research and developments costs associated with the Company's efforts in entering the Australian market which occurred during the six-month period ended December 31, 2003 and were substantially completed during fiscal 2004.

                                Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The increase in interest expense during the six-month period ended December 31, 2004 when compared to the prior year period is primarily due to the amortization of debt discount associated with the issuance of convertible debentures issued in October 2003 and April 2004.

                            Provision for Income Tax

The provision for income tax consists of a valuation allowance for deferred tax assets. We have not recognized income tax benefits during the six-month period ended December 31, 2004 and will continue to provide for valuation allowances for our deferred tax assets until we believe that it is more likely than not that we will realize such benefits.

Liquidity and Capital Resources

During the six-month period ended December 31, 2004, we have generated cash flows from operating activities of approximately $350,000, most of which resulted from our net income adjusted for amortization of debt discount of $380,000. Our provision for doubtful accounts, accounts receivables, and accounts payable decreased by approximately $280,000, $860,000 and $560,000, respectively, while our inventories increased by approximately $250,000. Additionally, we have incurred approximately $235,000 in capital expenditures. We have also increased our working capital by receiving approximately $210,000 from Milo Finance SA, one of our shareholders, and have received proceeds from the issuance of long-term debt and lines of credit of approximately $110,000. We have also made repayments on the principal of our long-term debt of approximately $160,000.

During the six-month period ended December 31, 2003, we used approximately $1,180,000 in our operating activities, mostly from incurring a loss of approximately $1,335,000. Our accounts receivable, provision for doubtful accounts, inventories, provision for obsolete inventories, and accounts payable increased by approximately $1,490,000, $820,000, $560,000, $560,000, and
$770,000, respectively. We had incurred capital expenditures of approximately $160,000. Our operating and investing activities were funded by the issuance of shares of common stock and convertible debentures generating proceeds of approximately $1,520,000 and $500,000 respectively. We have used such proceeds to make repayments on our long-term debt and lines of credit of approximately $160,000 and $220,000, respectively.

Going Concern

As reflected in the accompanying consolidated financial statements as of December 31, 2004, we had an accumulated deficit of approximately $4.9 million. Our ability to continue as a going concern is dependent on our ability to achieve profitable operations, positive cash flows from operations, and additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. Management has reduced the number of employees in its French operation during fiscal 2004. Additionally, the Company is considering completing other financing transactions in the future, depending on its needs and market conditions. Furthermore, the Company intends to resume its U.S. marketing operations upon approval from the FDA.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

Certain Risk Factors Which May Impact Our Business, Results of Operations and Financial Condition

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

We conduct our product development, manufacturing, marketing, service and support activities with careful regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to $540,000 at December 31, 2004. At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

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

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of December 31, 2004, we had approximately $1 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

IF WE FAIL TO MANAGE OUR OPERATIONS OR FAIL TO CONTINUE TO EFFECTIVELY CONTROL EXPENSES, OUR REVENUES, RESULTS OF OPERATIONS AND CASH FLOW FROM OPERATIONS COULD DECREASE.

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

                           PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings

During the quarter ended December 31, 2004, the Company was informed of the following two proceedings :

Heritage Worldwide, Inc. and PIP and other defendants were sued by a woman named Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses.

PIP and PIP .America were sued by a woman named Susan Largent in the United States District Court for the District of New Mexico in August of 2004 for alleged product liability and other related claims. PIP denies any liability to the Plaintiff and has answered the Complaint and asserted affirmative defenses.



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

                            HERITAGE WORLDWIDE, INC.


                                            By: /s/   Alain Sereyjol-Garros
                                                ---------------------------
                                                    Alain Sereyjol-Garros
                                                    Chief Executive Officer



Signatures                           Title                   Date
------------------------------      -----------------       ---------------

/s/   Alain Sereyjol-Garros          Chief Executive       February 9, 2005
------------------------------       Officer
      Alain Sereyjol-Garros


/s/ Claude Couty                     Chief Financial       February 9, 2005
------------------------------       Officer
    Claude Couty