Form 10QSB
period 2005-03-31
HERITAGE WORLDWIDE INC
filed 2005-05-11
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at May 5, 2005 was 17,410,299.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                            HERITAGE WORLDWIDE, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                December 31, 2004

                                TABLE OF CONTENTS


                                                                       Page

Special Note Regarding Forward Looking Information.........................2


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
      As of March 31, 2005(Unaudited)......................................3
      Consolidated Statements of Operations (Unaudited)
      For the Three and Nine Months Ended March 31, 2005...................4
      Consolidated Statements of Cash Flows (Unaudited)
      For the Nine Months Ended March 31, 2005.............................5

      Notes to Consolidated Financial Statements...........................6-15

      Item 2 - Management's Discussion and Analysis or Plan of Operation..16

      Item 3 - Control and Procedures.....................................29

PART II - OTHER INFORMATION

      Item 1 - Legal proceedings..........................................30


      Item 6 - Exhibits...................................................30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                          $       330,642
  Accounts receivable, net of an allowance for
  doubtful accounts of $ 1,978,805                                    3,539,755
  Inventories                                                         4,135,013
  Prepaid expenses and other current assets                             884,642
                                                                ----------------

     Total current assets                                             8,890,052

Property and equipment, net of accumulated depreciation
of $3,588,007                                                         1,686,081
Goodwill                                                              1,077,123
Investment in SCI Lucas                                                 533,430
Other assets                                                            337,952
                                                                ----------------

     Total assets                                               $    12,524,638
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                              $       930,544
  Accounts payable and accrued expenses                               4,705,738
  Current portion of long term debt                                     130,326
  Due to related parties                                                 36,442
  Provision for products replacement                                    423,145
                                                                ----------------

     Total current liabilities                                        6,226,195

Convertible debentures and related accrued interest
payable, net of discount of $2,080,758                                2,028,724
Long term debt, net of current portion                                  356,405
                                                                ----------------
     Total liabilities                                                8,611,324
                                                                ----------------
Minority interest                                                       871,613
                                                                ----------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares
   authorized, 40,160,299 issued and 17,410,299 outstanding              17,410
  Additional paid in capital                                          5,686,193
  Subscriptions receivable                                             (11,977)
  Accumulated other comprehensive income (foreign currency
  translation adjustment)                                             1,698,274
  Accumulated deficit                                                (4,348,199)
                                                                ----------------

     Total stockholders' equity                                       3,041,701
                                                                ----------------

     Total liabilities and stockholders' equity                 $    12,524,638
                                                                ================




            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             For the Three-Month Periods              For the Nine-Month Periods
                                                  Ended March 31,                           Ended March 31,
                                           ------------------------------           -----------------------------
                                               2005            2004                     2005            2004
                                           -------------   --------------           --------------  -------------
Revenues                                   $  3,484,834    $   1,992,002            $   9,442,575   $  8,288,318

Cost of revenues                                923,979          933,817                3,797,752      4,698,316
                                           -------------   --------------           --------------  -------------

     Gross profit                             2,560,855        1,058,185                5,644,823      3,590,002
                                           -------------   --------------           --------------  -------------

Operating expenses:
  Selling, general and administrative         1,503,344        1,531,489                3,575,966      4,482,262
  Write-down of inventories                           -          426,537                        -        426,537
  Research and development                      284,905          306,992                  813,115      1,042,479
                                           -------------   --------------           --------------  -------------

     Total operating expenses                 1,788,249        2,265,018                4,389,081      5,951,278
                                           -------------   --------------           --------------  -------------

Income (loss) before other expenses and
     income taxes                               772,606       (1,206,833)               1,255,742     (2,361,276)
                                           -------------   --------------           --------------  -------------

Other expenses:
  Other income (expense)                          8,147         (106,525)                       -       (108,478)
  Gain (loss) in equity investment               22,446                -                   53,067              -
  Interest expense                             (198,510)         (96,943)                (513,570)      (188,934)
                                           -------------   --------------           --------------  -------------

     Total other expenses                      (167,917)        (203,468)                (460,503)      (297,412)
                                           -------------   --------------           --------------  -------------

Income (loss) before (provision for)
benefit from income taxes                       604,689       (1,410,301)                 795,239     (2,658,688)

 (Provision for) benefit from income taxes            -         (945,856)                       -       (574,082)
                                           -------------   --------------           --------------  -------------

Net income (loss) before minority interest      604,689       (2,356,157)                 795,239     (3,232,770)

Minority interest                               (51,515)         (63,400)                 (61,449)       (63,400)
                                           -------------   --------------           --------------  -------------

Net income (loss)                               553,174       (2,419,557)                 733,790     (3,296,170)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment      (183,376)         213,981                  279,826        119,103
                                           -------------   --------------           --------------  -------------

     Comprehensive income (loss)           $    369,798    $  (2,205,576)           $   1,013,616   $ (3,177,067)
                                           =============   ==============           ==============  =============

Basic and diluted net income (loss) per
common share                                     $ 0.03          $ (0.14)                  $ 0.04        $ (0.20)
                                           =============   ==============           ==============  =============

Basic and diluted weighted average common
shares outstanding                           17,410,299       17,358,937               17,410,299     16,835,632
                                           =============   ==============           ==============  =============



       See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                For the Nine-Month Periods
                                                      Ended March, 31
                                                ---------------------------
                                                   2005           2004
                                                ------------  -------------
Cash flows from operating activities:
Net income (loss)                                 $ 733,790   $ (3,296,170)
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating
activities:
   Interest expense related to debenture discount   329,368         71,650
   Depreciation and amortization                    158,796        438,929
   Stock-based compensation                               -        218,750
   Provision for doubtful accounts                 (166,940)     1,057,759
   Provision for obsolete inventories                     -        426,537
   Deferred income tax                                    -        574,082
   Loss on disposition of property and equipment        989              -
   Gain on equity investment                        (53,067)             -
   Minority interest                                 61,449         63,400
Change in operating assets and liabilities:
   Accounts receivable                              569,222     (1,763,672)
   Inventories                                   (1,090,577)      (251,769)
   Prepaid expenses and other current assets         15,817         (6,674)
   Accrued interest on convertible debentures        89,875              -
   Provision for products replacement                     -        340,619
   Accounts payable and accrued expenses           (201,948)       388,799
                                                ------------  -------------

Net cash (used in) provided by operating
activities                                          446,774     (1,737,760)
                                                ------------  -------------

Cash flows from investing activities:
   Proceeds from disposition of property
   and equipment                                     51,520              -
   Purchases of property and equipment             (368,144)      (213,057)
                                                ------------  -------------

Net cash used in investing activities              (316,624)      (213,057)
                                                ------------  -------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit           (58,253)       (81,615)
   Proceeds from long term debt                      35,782              -
   Repayment of long term debt                     (194,983)      (216,808)
   Proceeds from issuance of convertible
   debentures                                             -      1,000,000
   Proceeds from subscriptions receivable             2,541              -
   Proceeds from issuance of common stock                 -      1,497,342
   Increase (decrease) in due to related parties    174,604        453,947
                                                ------------  -------------

Net cash (used in) provided by financing
activities                                          (40,309)     2,652,866
                                                ------------  -------------

Effect of exchange rate changes on cash              72,053        100,933
                                                ------------  -------------

Increase in cash                                    161,894        802,982

Cash, beginning of period                           168,748        107,064
                                                ------------  -------------

Cash, end of period                             $   330,642   $    910,046
                                                ============  =============

Supplemental disclosures of cash flow
information:
     Cash paid during the year for interest     $    73,832   $    113,534
                                                ============  =============

     Cash paid during the year for taxes        $         -   $          -
                                                ============  =============

Non-Cash Investing and Financing Activities:

Conversion of due to shareholder in investment
in subsidiary                                   $   610,886   $          -
                                                ============  =============


        See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS

Heritage Worldwide, Inc. (the "Company") was incorporated in the State of Delaware in 2001. The Company and its subsidiaries develop, manufacture, and market breast and other body implants and body support products worldwide. The Company maintains its production facility and headquarters in the Toulon metropolitan area in Southern France. It also has a distribution facility in Spain.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

The accompanying unaudited consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the nine-month period ended March 31, 2005 and 2004, respectively and OS MXM, Inc. ("OS") from July 1, 2004 through March 31, 2005. The results of operations of Heritage Worldwide, Inc. are reflected in the accompanying financial statements for the period from March 1, 2003, the date of the reverse merger with its French and Spanish subsidiaries through March 31, 2005. The Stock Purchase Agreement has been accounted for as a reverse acquisition under the purchase method for business acquisitions. Accordingly, the combination of the two companies is recorded as a recapitalization of Heritage, pursuant to which Poly Implant Protheses is treated as the continuing entity. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

Stock options

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123,

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign currency translation

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2005, the exchange rate for the Euros (EUR) was $1.30US for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - CONVERTIBLE DEBENTURES

On October 9, 2003, OS entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES (continued)

debenture amounting to $498,750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

The convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. For the nine-month period ended March 31, 2005, approximately $330,000 of the recorded debt discount has been amortized to interest expense.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES (continued)

In January 2005, the Company and Eurofortune S.A.("Eurofortune"), an affiliate of the Company's chief executive officer, reached a verbal understanding with HEM, whereby Eurofortune would purchase for $1,048,897, the three debentures issued to HEM on October 9, 2003. Contemporaneously with Eurofortunes' purchase of the three debentures from HEM, the debentures would be exchanged with the Company for two debentures each having an aggregate principal amount of $500,000. The conversion prices of the debentures would be fixed at $1.25 and $1.56. The shares of the Company's common stock issuable upon conversion of the debentures would be restricted shares and could only be sold publicly in accordance with Rule 144 under the Securities Act of 1933, unless the shares are registered with the Securities and Exchange Commission. All other material terms of the new debentures will be the same as the original debentures. The completion of these transactions is subject to the negotiation of definitive agreements. Accordingly, there can be no assurance that the transactions will be completed.

NOTE 5 - PROMISSORY NOTE

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of March 31, 2005 was $0. The distributor claims that the Company owes approximately $460,000 under the promissory note as well as approximately $70,000 in legal costs and interest. The Company denies that such amounts are due under the promissory note since it has not approved yet the sums due for product replacement claims. However, the Company has provided a provision of approximately $520,000 for the payment of such claims in its accounts payable and accrued expenses as of March 31, 2005.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 6- STOCK OPTION PLAN (continued)

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

NOTE 7 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP America, PIP/USA, Inc., Jean Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-15006-CA-09, against Mr. Mas and Donald McGhan only. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIPAmerica and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 7 - LEGAL CONTINGENCIES (continued)

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. A motion seeking to dismiss filed by PIP .America remains pending. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377 was filed in June 2003 in the Superior Court of San Luis Obispo County, California. Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys' fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California's Song-Beverly Consumer Warranty Act and Unfair Competition Law. This action was settled and a dismissal of the action by the court is expected shortly.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs purported to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The Plaintiffs have since given up the class action allegations of the petition. The lawsuit is in the discovery phase. Our distributor, PIP America, has settled the lawsuit againt it. PIP.America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

PIP and PIP America were sued by Alice Holt in the Circuit Court of Lake County, Illinois in May of 2003 for alleged product liability and other related claims. PIP denied any liability to the Plaintiff and answered the Complaint and asserted affirmative defenses. This lawsuit has been settled and a dismissal by the Court is expected shortly. Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing.

PIP and PIP America were sued by a Susan Largent in the United States District Court for the District of New Mexico in August of 2004 for alleged product liability and other related claims. PIP denies any liability to the Plaintiff

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 7 - LEGAL CONTINGENCIES (continued)

and has answered the Complaint and asserted affirmative defenses.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. All three purported class action cases above include two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIPAmerica's entry into the U.S. market, which occurred in late 1999. The next claims arise from products sold by and distributed by PIPAmerica with a product replacement program in place. With respect to claims arising from products sold by PIPAmerica, PIPAmerica is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.

Other than certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $520,000 at March 31, 2005 in connection with these matters.

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

NOTE 8 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $4.3million. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining of additional equity and/or debt financing to pay off outstanding debt obligations. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

NOTE 8 - GOING CONCERN CONSIDERATIONS (continued)

that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,400,000. The Company has used approximately $930,000 under such lines of credit at March 31, 2005. The lines of credit bear interest at the EURIBOR rate plus 0.50% per annum (2.859% at March 31, 2005). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $650,000, inventories of approximately $1.2 million, and a personal guarantee of the Company's Chief Executive Officer of approximately $250,000.

NOTE 10- DUE TO SHAREHOLDERS

One of the Company's shareholder advanced approximately $160,000 to the Company during the nine-month period ended March 31, 2005. This shareholder had previously advanced to the Company approximately $610,000 prior to July 1, 2004. The shareholder contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during the nine-month period ended March 31, 2005. This capital infusion is accounted for as minority interest in the accompanying balance sheet. The remaining amounts due at March 31, 2005 consists of operating expenses paid on behalf of the Company by the shareholders.

NOTE 11- SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the nine-month period ended March 31, 2005 and 2004. Information about the Company's sales in different geographic locations for the nine-month period ended March 31, 2005 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                        Nine-month periods ended March 31,
                                             2005               2004
                                             ----               ----
France                                  $  2,033,821        $ 2,547,085
Outside of France                          7,408,754          5,741,233
                                        -------------       ------------
                                        $  9,442,575        $ 8,288,318
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

RESULTS OF OPERATIONS

                      CONSOLIDATED STATEMENTS OF OPERATIONS

[Insert table]

Nine Months Ended March 31, 2005 Compared with Nine Months Ended March 31, 2004

                                    Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the nine-month period ended March 31, 2005 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to customers outside of France. This increase is due to succesful marketing efforts lead in 2005 by certain distributors in Latin America and the United Kingdom when compared to the prior year period.

                                Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a percentage of revenues, decreased during the nine-month period ended March 31, 2005 by 16% to 40%, when compared to the prior year period. The decrease of cost of revenues as a percentage of revenues is primarily due to improved productivity from direct labor.

                                  Gross Profit

Gross profit increased during the nine-month period ended March 31, 2005 by approximately $2.1 million when compared to the prior year period. The increase is primarily attributable to higher revenues resulting from succesful marketing efforts lead by certain distributors in Latin America and the United Kingdom as well as lower cost of revenues resulting from higher productivity from direct labor.

                   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. The selling, general and administrative expenses during the nine-month period ended March 31, 2005 decreased when compared to the prior year period. The decrease is primarily due to higher provisions for doubtful accounts recorded during the nine-month period ended March 31, 2004 of approximately $1.1 related to increased exposure by the Company, at the time, to distributors located outside of France with riskier financial conditions.

                            Write-down of inventories

Write-down of inventories consist of periodic write-downs we provide for an allowance for obsolete inventories items during interim periods. The decrease in write-down of inventories during the nine-month period ended March 31, 2005 when compared to the prior period is primarily due to a significant write-down of inventories during the nine-month period ended March 31, 2004 for obsolete items. No such write-downs were recorded during the nine-month period ended March 31, 2005.

                            Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the nine-month period ended March 31, 2005 when compared to the prior year period is primarily due to research and developments costs associated with the Company's efforts in entering the Australian market which occurred during the nine-month period ended March 31, 2004 and were substantially completed during fiscal 2004.

                                Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The increase in interest expense during the nine-month period ended March 31, 2005 when compared to the prior year period is primarily due to the amortization of debt discount associated with the issuance of convertible debentures issued in October 2003 and April 2004.

                            Provision for Income Tax

The provision for income tax consists of a valuation allowance for deferred tax assets. We have not recognized income tax benefits during the nine-month period ended March 31, 2005 and will continue to provide for valuation allowances for our deferred tax assets until we believe that it is more likely than not that we will realize such benefits.

Liquidity and Capital Resources

During the nine-month period ended March 31, 2005, we have generated cash flows from operating activities of approximately $520,000, most of which resulted from our net income adjusted for amortization of debt discount of $1.1 million. Our accounts receivables and accounts payable decreased by approximately $570,000 and $130,000, respectively, while our inventories and provision for doubtful accounts increased by approximately $1.1 million and $170,000, respectively. Additionally, we have incurred approximately $370,000 in capital expenditures. We have also increased our working capital by receiving approximately $170,000 from Milo Finance SA, one of our shareholders, and have received proceeds from the issuance of long-term debt of approximately $35,000. We have also made repayments on the principal of our long-term debt and line of credits of approximately $255,000.

During the nine-month period ended March 31, 2004, we used approximately $1.7million in our operating activities, mostly from incurring a loss of approximately $3.3 million. Our accounts receivable, provision for doubtful accounts, inventories, provision for obsolete inventories, and accounts payable increased by approximately $1.7 million, $1.1 million, $250,000, $425,000, and $390,000, respectively. We had incurred capital expenditures of approximately $210,000. Our operating and investing activities were funded by the issuance of shares of common stock and convertible debentures generating proceeds of approximately $1.5 million and $1.0 million, respectively. We have used such proceeds to make repayments on our long-term debt and lines of credit of approximately $210,000 and $80,000, respectively.

Going Concern

As reflected in the accompanying consolidated financial statements as of March 31, 2005, we had an accumulated deficit of approximately $4.3 million. Our ability to continue as a going concern is dependent on our ability to achieve profitable operations, positive cash flows from operations, and additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. We have reduced the number of employees in our French operation during fiscal 2004. We have significantly increased our revenues during fiscal 2005. Additionally, the Company is considering completing other financing transactions in the future, depending on its needs and market conditions. Furthermore, the Company intends to resume its U.S. marketing operations upon approval from the FDA.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

We conduct all our marketing, manufacturing, and research and development outside of the U.S. More than 78% of our sales are derived from international operations outside of France, where our main operations are conducted. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. Furthermore, all our operating activities are located outside of the U.S. Therefore, substantially all of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

OUR REPORTED EARNINGS PER SHARE MAY BE MORE VOLATILE BECAUSE OF THE CONTINGENT CONVERSION PROVISION OF OUR DEBENTURES.

Holders of our 1% and 10% convertible debentures are entitled to convert the notes into our common stock during any fiscal quarter prior to October 9, 2008 and March 25, 2009, respectively. In addition, certain holders are entitled to anti-dilution protection. Until the debentures are converted, the shares underlying the debentures are not included in the calculation of our basic or diluted earnings per share. Should a contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Additionally, the per share conversion price for the convertible debentures are based on the lesser of a fixed price percentage of the average of our lowest closing prices for certain periods. Thus, volatility, low volume of trades and lower stock prices could cause further dilution to our existing and future shareholders.

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

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of March 31, 2005, we had approximately $1 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At March 31, 2005, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required.

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

Product replacements. We provide a product replacement program on our products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

In April 1, 2005, Heritage Worldwide and Poly Implant Protheses were sued in New York state court by Morrison, Cohen LLP, a New York law firm, over alleged unpaid fees and expenses. On May 6, 2005, Heritage removed the lawsuit to federal court in Manhattan. Heritage has not as of yet responded to the Complaint and Poly Implant Protheses has not as of yet been served with process.

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

                            HERITAGE WORLDWIDE, INC.


                                            By: /s/   Alain Sereyjol-Garros
                                                ---------------------------
                                                    Alain Sereyjol-Garros
                                                    Chief Executive Officer



Signatures                           Title                   Date
------------------------------      -----------------       ---------------

/s/   Alain Sereyjol-Garros          Chief Executive       May 12, 2005
------------------------------       Officer
      Alain Sereyjol-Garros


/s/ Claude Couty                     Chief Financial       May 12, 2005
------------------------------       Officer
    Claude Couty