Form 10KSB
period 2005-06-30
HERITAGE WORLDWIDE INC
filed 2005-09-23
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended June 30, 2005

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


             337 Avenue de Bruxelles La Seyne-Sur-Mer (France) 83507
           -----------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                              (011) (33) 494-109810
                        ---------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
         Common Stock, $.001 par value
         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Issuer's revenues for its most recent fiscal year: $13,572,317

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 14, 2005, was approximately [$12,196,000].

The total number of shares of the issuer's common stock, $.001 par value, outstanding on September 14, 2005, was 17,410,299.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

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

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended June 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Heritage   Worldwide,   Inc.   ("Heritage"  or  the  "Company")  was  originally
incorporated in Louisiana in 1983 and changed its domicile to Delaware in the third quarter of 2001.

Heritage entered into an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity formed in 1991 that manufactures and internationally distributes breast implants, body support products and other implants. The transactions contemplated by the Agreement closed on March 1, 2003. Under the terms of the Agreement, the Company acquired 225,504 shares of the capital stock of PIP from Milo, which represented approximately 99.3% of PIP's outstanding capital stock. As of June 30, 2005, our ownership of PIP amounts to 93.27%, following a financing in October 2004 in which Milo increased its ownership of PIP.

As consideration for the PIP capital stock, Heritage issued to Milo a total of 13,741,667 shares of its common stock. After the closing of the acquisition, Milo had direct and beneficial ownership and control of approximately 85% of the outstanding common stock of the Company. The common stock was issued to Milo in a private placement without registration under the Securities Act of 1933, as amended (the "Securities Act.").

As one of the largest manufacturer of breast implants sold in the international market and manufacturer of body support products, the Company intends to develop and market other implants. The Company markets its products in approximately 45 countries worldwide. The Company previously sold certain breast implant products in the U.S. market until May 2000, when due to changes in FDA regulations, the Company withdrew its products. We intend to re-enter the U.S. market when we can satisfy current FDA requirements relating to breast implants. Meanwhile, during fiscal 2005, we have entered numerous new markets in Latin America, Eastern Europe, and Australia.

STRATEGY

Our strategy in growing our operations consists of the following four-prong approach:

     o Expanding the geographical markets in which we market our products. For example, we intend to re-enter the U.S. market as soon as Medicor Ltd ("Medicor"), our US distributor, satisfies certain FDA requirements on our behalf;

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

In March 2003, we entered into an agreement with GFE Medizintechnik GmbH ("GFE") located in Nuremberg Germany, a manufacturer of titanium-based coating for medical devices. Under the terms of the agreement, we have obtained for six years (a) the exclusive right to manufacture breast implants using the titanium-based coating developed by GFE and (b) except for GFE, the worldwide exclusive right to distribute such implants.

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

In December 2003, we received CE Mark ("Conformite Europeene") approval from the European Union certifying that our titanium-coated breast implants met the applicable health, safety, and environmental requirements. We are completing the planning phase of our European clinical trials and anticipate that we will market such breast implants in the European Union within 24 months.

In March 2004, our U.S. distributor (Medicor, Inc. and/or III Acquisition Corp.) agreed to sponsor the regulatory process for marketing approval of our saline-filled breast implant products in the U.S. The exclusive distribution agreement provides that the distributor will submit a Pre-Market Approval ("PMA") to the FDA by December 2005 and allow Medicor to distribute all our products in the US. The agreement terminates in 2014 and may be extended for two five-year periods at Medicor's options. The agreement may be terminated earlier if either we or Medicor compete directly or indirectly in the US. Should Medicor fail to timely secure the FDA's acceptance of our products, Medicor will forgive a debt we owe them amounting to approximately $1 million. The Company is unable to determine whether the distributor will complete the required filings by such date.

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

We are also certified as an ISO 13485 manufacturer. ISO 13485 standards are analogous to ISO 9001 quality control standards but apply to manufacturing. All PIP products are CE Mark labeled and certified, which allows them to be sold in the European Community. Manufacturing is performed in accordance with the FDA's Good Manufacturing Practices and the equivalent French standard, regulated by the French Health Product Safety Agency ("AFSSAPS"), which is known as "BFP." We are registered with ANVAR, a French agency that, based under certain criteria, provides funding for those registered on terms that can be substantially more favorable than those available in the marketplace.

Our pre-filled implants are manufactured by methods that are proprietary to us, including, in the case of gel-filled implants, a French patent. We also hold a U.S. and a European Community patent on certain of our breast implants.

COMPETITION AND MARKET

The number of breast augmentations reportedly performed in the U.S. during 2004 was 250,000, which constitutes only a portion of the worldwide market for breast implants. Our major international competitors are two U.S. based public companies, Mentor Corp. and Inamed Corp. Based on publicly available sales figures, these two companies rank first and second, respectively, in global sales of breast implants. Mentor and Inamed currently control the U.S. market, which represents the majority of the global market. We are currently ranked first in implant sales in Colombia and Great Britain, and second in France and Spain. We also compete internationally with Silimed, Eurosilicone, Nagor, Laboratories Sebbin and LPI. Medicor, which is also our US distributor, purchased Eurosilicone in 2004. To our knowledge, these companies tend to focus their sales efforts on their own respective regional or local markets, rather than national or international markets.

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

DISTRIBUTION

We sell our products directly and indirectly through independent distributors and sales representatives to surgeons and clinics in approximately [45] countries (with the exception of the U.S.). The Company also employs telemarketing, which is designed to increase sales through follow-up on leads, and the distribution of product information to potential customers. The Company supplements its other marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, the Company sponsors symposia and educational programs to familiarize surgeons with the techniques and methods of using the Company's products.

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

During 2005, we have significantly expanded the number of geographical markets in which we distribute our products, which are available in countries such as Brazil, Argentina, Russia, Australia, among others.

Two of our major customers accounted for 16.4% and 13.3% of our revenues during 2005, and 12.9% and 11.8% during 2004. We are trying to diversify our customer base and introduce our products in new countries to minimize dependence on certain customers.

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

Specifically, unless an exemption applies, each medical device that we may market in the U.S. in the future will require 510(k) clearance or a Pre-Marketing Approval ("PMA") in accordance with the Federal Food, Drug, and Cosmetic Act. The FDA regulations issued pursuant to that Act set standards for such products, require proof of safety and effectiveness prior to marketing, require safety data and clinical protocol approval prior to evaluation in humans, establish "good manufacturing practices," and permit detailed inspection of manufacturing facilities. These regulations also require reporting of product defects to the FDA and prohibit export from the U.S. of any product that does not comply with FDA regulations, unless the product does comply with established foreign regulations and, in addition, the FDA and the health agency of the importing country determine that it is not contrary to public health.

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

During July 2005, the FDA has approved, with some pre-conditions, a PMA application to market silicone gel filled breast implants in the US from one of our competitors, Mentor, Inc. We are unable to determine whether FDA will ultimately accept the distribution in the US of silicone gel-filled breast implants by us or any of our competitors.

Medicor, the company responsible in securing the required FDA approval for the marketing of the Company's saline breast implants in the U.S., is in the process of gathering all the critical information necessary to obtain such approval. The Company is unable to determine whether Medicor will submit a complete PMA with the FDA by December 2005.

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

During fiscal years 2005 and 2004, the Company incurred research and development expenses of approximately $1.1 million and $1.3 million, respectively. We own three patents. We hold one patent in France for certain of our manufacturing processes associated with the gel-filled implants, as well as one European Community patent, and one U.S. patent for breast implants design. The French and European patents are valid for 20 years while the U.S. patent is valid for 15 years.

EMPLOYEES AND HEALTH AND SAFETY/ENVIRONMENTAL REGULATIONS.

As of June 30, 2005, the Company had 108 total and full-time employees in active service. We consider our relations with our employees to be satisfactory.

We recognize the importance of being environmentally responsible and the need to provide a safe and healthy workplace for our employees by complying with all applicable laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect to make any significant capital expenditures to comply with environmental, health, or safety regulations in fiscal 2006. We believe that our current systems and processes are adequate for our current needs and for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our headquarters, offices and manufacturing facilities in la Seyne-sur-Mer in southern France. This facility is approximately 33,000 square feet. We rent such facilities from a real estate holding company in which we hold an interest of 38.05%. Our Chairman of the Board, Mr. Jean-Claude Mas, holds an interest of approximately 30.5% in the real estate holding company. The rental expense associated with the French facilities amounted to approximately $488,000 and $475,000 during 2005 and 2004, respectively.

We also have office facilities of approximately 4,000 square feet in San Sebastian, Spain, which we rent from an unaffiliated entity pursuant to a short-term lease. These office facilities are used for our marketing and distribution activities in Spain and Latin America. The rental expense associated with the Spain facilities amounted to approximately $10,000 during each of 2005 and 2004. We believe that such facilities are adequate for our current activities and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS


Each of the  following  are legal  proceedings  that have been filed against the
Company:

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP .America, PIP/USA, Inc., Jean Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP .America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP .America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

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

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs purported to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The Plaintiffs have since given up the class action allegations of the petition and the Court entered an Order on August 10, 2005, striking eighteen plaintiffs from the lawsuit. The lawsuit is in the discovery phase Our distributor, PIP America, has settled the lawsuit against it. PIP .America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

PIP and PIP America were sued by Alice Holt in the Circuit Court of Lake County, Illinois in May of 2003 for alleged product liability and other related claims. PIP denied any liability to the Plaintiff and answered the Complaint and asserted affirmative defenses. This lawsuit has been settled and the Court dismissed the lawsuit on May 10, 2005.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing.

PIP and PIP .America were sued by a Susan Largent in the United States District Court for the District of New Mexico in August of 2004 for alleged product liability and other related claims. PIP denies any liability to the Plaintiff and has answered the Complaint and asserted affirmative defenses.

In April, 2005, Heritage Worldwide, Inc. and PIP were sued in New York state court by a New York law firm, Morrison Cohen, Singer and Weinstein, LLP for alleged unpaid legal fees and expenses of approximately $165,000. Heritage removed the lawsuit to federal court, where it remains pending. Heritage has not yet responded to the Complaint as a result of an extension obtained to do so and PIP has not yet been served with process.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action. We have been informed by PIP .America that it is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.

Other than certain of its own product replacement claims that it is administering, PIP .America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $520,000 at June 30, 2005 in connection with these matters.

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

         Year Ended June 30, 2005        High                  Low

         First Quarter                   2.70                   .38
         Second Quarter                  1.55                   .32
         Third Quarter                    .60                   .48
         Fourth Quarter                  1.01                   .48



         Year Ended June 30, 2004        High                  Low

         First Quarter                   3.35                  1.50
         Second Quarter                  5.24                  1.55
         Third Quarter                   8.50                  2.80
         Fourth Quarter                  4.75                  2.50

At August 22, 2005, the closing price for our common stock was $0.80.

At August 22, 2005, there were 17,410,299 shares of our common stock issued and outstanding and 1,175,000 options issued or outstanding, which were granted during fiscal 2005. There are approximately [95] shareholders of record at August 22, 2005. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

Heritage Worldwide Inc.             Number of securities      Weighted-average       Number of securities
2004 Stock Option Plan              to be issued upon         exercise price of      remaining available for
                                    exercise of outstanding   outstanding options,   future issuance under
                                    options, warrants,        warrants, and rights   equity compensation
                                    and rights                                       plans ( excluding
                                                                                     securities reflect in
                                                                                     column (a))

                                          (a)                        (b)                     (c)
Equity compensation plans
approved by security holders               -                          -                        -
Equity compensation plans not
approved by security holders           1,175,000                    $2.16                   825,000
                                       ---------                    -----                  --------
Total                                  1,175,000                    $2.16                   825,000
                                       ---------                    =====                  ========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

We ceased making sales in the U.S. market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40% of our revenues. We are continuing our efforts to re-enter the U.S. market by conducting extensive clinical trials, which is a prerequisite to securing FDA approval.

We are also in the process of developing new products. We are introducing a new product line of breast implants which is based on titanium coating. We are completing the planning phase of our European clinical trials and anticipate that we will market such breast implants in the European Union within 24 months. We believe that the costs of monitoring the clinical trials will cost approximately $500,000 over this period. We will continue to invest in research and development to enhance and introduce new and existing products. To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long term debt.

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

Goodwill. At June 30, 2005, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

Product replacements. We provide a product replacement program on our products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claimsand are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operations.

Results of Operations

           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     Increase/       Increase/
                                                For the Year Ended                  (Decrease)      (Decrease)
                                                    June 30,                       2004 vs 2003    2004 vs 2003
                                        -----------------------------------------
                                               2005                   2004               $               %
                                        ------------------     --------------------------------------------------
Revenues                                     $ 13,572,317           $ 11,729,777      $1,842,540           15.7%

Cost of revenues                                6,022,825              6,797,037        (774,212)         -11.4%
                                        ------------------     --------------------------------------------------

     Gross Profit                               7,549,492              4,932,740       2,616,752           53.0%
                                        ------------------     --------------------------------------------------

Operating expenses:
  Selling, general and administrative           4,939,083              7,460,244      (2,521,161)         -33.8%
  Write-down of obsolete inventory                      -                755,264        (755,264)            NM
  Research and development                      1,068,139              1,283,420        (215,281)         -16.8%
                                        ------------------     --------------------------------------------------

     Total operating expenses                   6,007,222              9,498,928      (3,491,706)         -36.8%
                                        ------------------     --------------------------------------------------

Loss before other expenses and
Operating income (loss)                         1,542,270             (4,566,188)      6,108,458         -133.8%
                                        ------------------     --------------------------------------------------

Other expenses:
  Other expense                                         -                (57,175)         57,175         -100.0%
 Gain (loss) in equity investment                  70,101                (62,421)        132,522             NM
  Interest expense                               (664,841)              (339,633)       (325,208)          95.8%
                                        ------------------     --------------------------------------------------

     Total other expenses                        (594,740)              (459,229)       (135,511)          29.5%
                                        ------------------     --------------------------------------------------

 Income (loss) before provision for
    income taxes                                  947,530             (5,025,417)      5,972,947         -118.9%

  Provision for from income taxes                       -               (572,348)        572,348         -100.0%
                                        ------------------     --------------------------------------------------

Income (loss) before minority interest            947,530             (5,597,765)      6,545,295         -116.9%

Minority interest                                 (66,046)               (32,684)        (33,362)         102.1%
                                        ------------------     --------------------------------------------------

Net income (loss)                                 881,484             (5,630,449)     $6,511,933         -115.7%
                                        ==================     ==================================================


NM: not meaningful


Year Ended June 30, 2005 Compared with Year Ended June 30, 2004

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. Revenues in fiscal 2005 increased by approximately $1.8 million when compared to fiscal 2004. The increase in revenues is primarily attributable to increased volume of breast implants sold to existing distributors in countries other than France of $2.8 million offset by a decreased volume of breast implants in France of approximately $800,000 and an increase in provision for returns of approximately $200,000.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a percentage of revenues, decreased in fiscal 2005 by 14% to 44%, when compared to fiscal 2004. The decrease of cost of revenues as a percentage of revenues is primarily due to reduced costs of direct labor resulting from higher productivity and procurement efficiencies.

   Gross Profit

Gross profit increased in fiscal 2005 by approximately $2.6 million when compared to fiscal 2004. The increase is primarily attributable to increased sales of breast implants and by reduced direct labor costs and procurement efficiencies.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products and general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. Selling and general and administrative expenses decreased in fiscal 2005 by approximately $2.5 million when compared to fiscal 2004. The decrease in selling, general and administrative expenses is primarily due to a reduction in the provision for doubtful accounts offset by increased professional fees required to comply with requirements associated with being a publicly-traded company, increased personnel costs associated with the growth in revenues as well as increased provisions for litigation.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. Research and development expenses decreased in fiscal 2005 by approximately $200,000 when compared to fiscal 2004. This decrease was due to non-recurring research and development related to entering new markets incurred in fiscal 2004.

   Write-Down of Obsolete Inventory

Write-down of obsolete inventory consists of the value of inventory we have deemed to be obsolete and not marketable. The write-down of obsolete inventory decreased in fiscal year 2005 by approximately $750,000 resulting from a change in estimating obsolete inventory we have implemented in fiscal 2004. No such changes occurred in fiscal 2005.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. Interest expense increased in fiscal 2005 by approximately $325,000. The increase in interest expense is primarily due to the amortization of debt discount associated with the issuance of convertible debentures issued during fiscal 2004. Such convertible debentures were outstanding during a portion of fiscal 2004 and throughout fiscal 2005.

   Provision for Income Tax

The provision for income tax consists of a valuation allowance for deferred tax assets. Our provision for income tax decreased in fiscal 2005 by approximately $570,000 when compared to fiscal 2004. The decrease in provision for income tax is primarily due to the full valuation allowance for deferred tax assets in 2004. We have not recognized income tax benefits in fiscal 2005 and will continue to provide for valuation allowances for our deferred tax assets until we believe that it is more likely than not that we will realize such benefits.

Liquidity and Capital Resources

During 2005, we generated approximately $700,000 in cash flows from operating activities primarily from our profitable operations. Our cash flows from operating activities funded capital expenditures of approximately $520,000. Additionally, we repaid approximately $350,000 of our debt using proceeds from our lines of credit generating approximately $100,000 and contribution of approximately $175,000 from Milo Finance.

During fiscal 2004, we used approximately $2.3 million in our operating activities, of which approximately $1.3 million was due to an increase in our accounts receivables due to our increased sales. Additionally, we incurred approximately $300,000 in capital expenditures. We funded our use of cash from operating activities and investing activities by issuing convertible debentures and shares of common stock which generated net proceeds of approximately $2.4 million and $1.2 million, respectively. We used a portion of such proceeds to reduce our lines of credit by $1.2 million during fiscal year 2004.

Going Concern

As reflected in the accompanying consolidated financial statements, at June 30, 2005, we had an accumulated deficit of approximately $4.2 million. Our ability to continue as a going concern is dependent on our ability to achieve profitable operations, positive cash flows from operations, and additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. Management reduced the number of employees in its French operation during 2004. Additionally, the Company is considering completing other financing transactions in the future, depending on its needs and market conditions. Furthermore, the Company intends to resume its U.S. marketing operations upon approval from the FDA.

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

In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements.

In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 -- Basis of Presentation-Stock-Based Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations. We anticipate the pre-tax charge for FAS 123R to be in the range of $250,000 to $500,000 for fiscal 2006, however, the actual pre-tax charge could significantly differ from our estimate if facts and assumptions used to estimate fair value during fiscal 2006 significantly differ from those used in modeling our estimate.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (FAS 154). FAS 154 replaces Accounting Principals Board Opinion No. 20 (APB 20) and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements", and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.

Certain risk factors which may impact our business, results of operations and financial condition

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

We conduct our product development, manufacturing, marketing, service and support activities with regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to $540,000 at June 30, 2005. At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

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

Our manufacturing facilities are also subject to continual governmental review and inspection. French regulations related to manufacturing are complex and our manufacturing facilities are subject to frequent scrutiny. A governmental authority may challenge our compliance with applicable national, regional, local, and foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others. On January 8, 2004, the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants. This new guidance has additional requirements from the FDA's prior guidance dated February 2003. We intend to complete our application to the FDA for the pre-market approval of our saline-filled implants for breast augmentation, reconstruction and revision during fiscal 2005, using this new guidance. Any additional changes in FDA guidance may further delay or may otherwise adversely affect our application or our review or approval by the FDA. A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines and competitive position. If our competitors gain regulatory approvals before us in the U.S. or in any other geographical locations, our revenues, income from operations and cash flows from operations, may not grow as anticipated and may even decline.

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

IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM, WE WILL BE UNABLE TO DEVELOP AND MARKET PRODUCTS AS ANTICIPATED.

We have entered into collaborative arrangements with third parties, such as GFE to develop certain products in Europe and Medicor to market breast implants in the US. We cannot assure you that these collaborations will produce successful products or marketing efforts. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of products and markets from which we could receive future revenues would decline.

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

We currently rely on a single supplier for titanium-based coating for our products, used primarily in the manufacturing of breast implants. We rely on this supplier to provide us with such coating on our products. Our agreement terminates in 2009. If we cannot maintain the relationship with this supplier, we may have to discontinue the manufacturing of certain products. Furthermore, we would have to substitute the raw materials currently utilized with alternative raw materials which may be of lesser quality and provided at higher cost to us. The termination of this relationship or any disruption in the supply of these materials could have a material adverse effect on our revenues, income from operations and cash flows from operations.

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

We conduct all our marketing, manufacturing, and research and development outside of the U.S. More than 78.2% of our sales are derived from international operations outside of France, where our main operations are conducted. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. Furthermore, all our operating activities are located outside of the U.S. Therefore, substantially all of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

         o foreign government regulation of body support products;
         o product liability, intellectual property and other claims;
         o new export license requirements;
         o political or economic instability in our target markets;
         o trade restrictions;
         o changes in tax laws and tariffs;
         o inadequate protection of intellectual property rights in some countries;
         o managing foreign distributors and staffing;
         o managing foreign subsidiaries; and
         o competition.
                                       19

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

IF WE DETERMINE THAT ANY OF OUR GOODWILL OR INTANGIBLE ASSETS IS IMPAIRED, WE WOULD BE REQUIRED TO RECORD A CHARGE TO EARNINGS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of June 30, 2005, we had approximately $1 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

Our success depends, in large part, upon the services of a number of key employees, such as our Chairman of the Board of directors and Chief Financial Officer and General Manager, Mr. Mas and Mr. Couty, respectively. The effective management of our growth, if any, depends upon our ability to retain highly skilled technical, managerial, finance and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to us.

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

ITEM 7.  FINANCIAL  STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Worldwide, Inc.
La Seyne-Sur-Mer, France


     We have audited the accompanying consolidated balance sheet of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.





                                                 /s/ Sherb & Co., LLP
                                                 -------------------------------
                                                 Sherb & Co., LLP
                                                 Certified Public Accountants

Boca Raton, Florida
September 20, 2005

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005



                                     ASSETS

Current Assets:
  Cash                                                          $       441,983
  Accounts receivable, net of provisions for
   doubtful accounts and returns of $1,020,274                        4,486,303
  Inventories                                                         3,337,862
  Prepaid expenses and other current assets                             823,229
                                                                ----------------

     Total current assets                                             9,089,377

Property and equipment, net of accumulated
 depreciation of $3,420,804                                           1,632,045
Goodwill                                                              1,004,671
Investment in SCI Lucas                                                 514,085
Other assets                                                            332,427
                                                                ----------------


     Total assets                                               $    12,572,605
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                              $     1,030,156
  Accounts payable and accrued expenses                               4,481,242
  Current portion of long term debt                                     289,004
  Due to related parties                                                 51,649
  Reserve for product replacements                                      430,959
                                                                ----------------

     Total current liabilities                                        6,283,010

Convertible debentures and related accrued interest
 payable, net of discount of $1,966,427                               2,171,268
Long term debt, net of current portion                                  191,616
                                                                ----------------

     Total liabilities                                                8,645,894
                                                                ----------------

Minority interest                                                       876,210
                                                                ----------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 18,160,299 issued and 17,410,299
    outstanding                                                          17,411
  Additional paid-in capital                                          5,686,193
  Accumulated other comprehensive income                              1,547,402
  Accumulated deficit                                                (4,200,505)
                                                                ----------------

     Total stockholders' equity                                       3,050,501
                                                                ----------------

     Total liabilities and stockholders' equity                 $    12,572,605
                                                                ================


                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                            June 30,
                                             ----------------------------------------
                                                   2005                  2004
                                             ------------------   -------------------
Revenues                                     $      13,572,317    $       11,729,777

Cost of revenues                                     6,022,825             6,797,037
                                             ------------------   -------------------

     Gross profit                                    7,549,492             4,932,740
                                             ------------------   -------------------

Operating expenses:
  Selling, general and administrative                4,939,083             7,460,244
  Write-down of obsolete inventory                           -               755,264
  Research and development                           1,068,139             1,283,420
                                             ------------------   -------------------

     Total operating expenses                        6,007,222             9,498,928
                                             ------------------   -------------------

Operating income (loss)                              1,542,270            (4,566,188)
                                             ------------------   -------------------
Other expenses:
  Other expense                                              -               (57,175)
  Gain (loss) in equity investment                      70,101               (62,421)
  Interest expense                                    (664,841)             (339,633)
                                             ------------------   -------------------

     Total other expenses                             (594,740)             (459,229)
                                             ------------------   -------------------

 Income (loss) before provision for
    income taxes                                       947,530            (5,025,417)

  Provision for income taxes                                 -              (572,348)
                                             ------------------   -------------------

Income (loss) before minority interest                 947,530            (5,597,765)

Minority interest                                      (66,046)              (32,684)
                                             ------------------   -------------------

Net income (loss)                                      881,484            (5,630,449)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment              128,954                38,657
                                             ------------------   -------------------

     Comprehensive income (loss)             $       1,010,438    $       (5,591,792)
                                             ==================   ===================

Basic net income (loss) per common share     $            0.05    $            (0.32)
                                             ==================   ===================

Basic weighted average common
shares outstanding                                  17,410,299            17,382,399
                                             ==================   ===================

Diluted net income (loss) per share          $            0.05    $            (0.32)
                                             ==================   ===================

Diluted weighted average common shares
outstanding                                         17,425,813            17,382,399
                                             ==================   ===================


                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                             Accumulated
                                                                  Additional                   Other
                                              Shares    Common    Paid-In     Subscriptions Comprehensive  Accumulated   Total
                                                        Stock     Capital       Receivable     Income        Deficit
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 2003                    16,196,667  $ 16,197  $ 3,268,916   $        -  $  1,379,791   $  548,460   $5,213,364

Issuance of share of common stock for
 services July 2003                             60,000        60      104,940            -             -            -      105,000
Issuance of share of common stock for
 services March 2004                            35,000        35      113,715            -             -            -      113,750
Sale of shares of common stock at $1 per
 share                                          66,000        66       65,934      (28,000)            -            -       38,000
Payment of subscriptions of common stock             -         -            -       13,482             -            -       13,482
Exchange of shares with an investment trust  1,052,632     1,053    1,132,688            -             -            -    1,133,741
Beneficial conversion feature of
 convertible debentures                              -         -    1,000,000            -             -            -    1,000,000
Net loss                                             -         -            -            -             -   (5,630,449)  (5,630,449)
Foreign currency translation adjustments             -         -            -                     38,657            -       38,657
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 2004                    17,410,299    17,411    5,686,193      (14,518)    1,418,448   (5,081,989)   2,025,545

Payment of subscriptions of common stock                       -            -       14,518             -            -       14,518
Net income                                                     -            -            -             -      881,484      881,484
Foreign currency translation adjustments                       -            -            -       128,954            -      128,954
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 2005                    17,410,299  $ 17,411  $ 5,686,193   $        -  $  1,547,402   $(4,200,505) $3,050,501
                                           ========================================================================================


                 See Notes to Consolidated Financial Statements.

             HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Years Ended
                                                                        June 30,
                                                         ---------------------------------------
                                                               2005                 2004
                                                         ------------------   ------------------
Cash flows from operating activities:
Net income (loss)                                        $         881,484    $      (5,630,449)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
   Interest expense related to debenture discount                  447,812              170,507
   Depreciation and amortization                                   704,178              842,699
   Stock-based compensation                                              -              218,750
   Provision for doubtful accounts                              (1,465,447)           1,996,202
   Provision for returns                                           196,523                    -
   Provision for obsolete inventories                                    -              755,264
   Deferred income tax                                                   -              572,348
   (Gain) loss on equity investment                                (70,101)              62,421
   Minority interest                                                66,046               32,684
  Loss on disposition of property and equipment                        992                    -
Change in operating assets and liabilities:
   Accounts receivable                                              51,336           (1,264,925)
   Inventories                                                    (543,391)             205,565
   Prepaid expenses and other current assets                        (1,636)             (64,765)
  Other assets                                                           -              (31,274)
  Accrued interest on convertible debentures                       118,088               19,603
   Provision for product replacements                              152,848              143,128
   Accounts payable and accrued expenses                           233,946             (288,956)
                                                         ------------------   ------------------
Net cash (used in) provided by operating activities                772,678           (2,261,198)
                                                         ------------------   ------------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                     51,520                    -
   Purchases of property and equipment                            (517,507)            (299,274)
                                                         ------------------   ------------------
Net cash used in investing activities                             (465,987)            (299,274)
                                                         ------------------   ------------------
Cash flows from financing activities:
   (Decrease) increase in lines of credit                          101,267           (1,191,212)
   Proceeds from long term debt                                     91,498              178,417
   Repayment of long term debt                                    (347,528)            (275,683)
   Proceeds from convertible debentures                                  -            2,413,006
  Payment of deferred financing costs                                    -              (70,651)
   Proceeds from sale of common stock                               14,518            1,185,223
   Increase (decrease) in due to related parties                   174,634              481,834
                                                         ------------------   ------------------

Net cash provided by financing activities                           34,389            2,720,934
                                                         ------------------   ------------------

Effect of exchange rate changes on cash                            (67,845)             (98,778)
                                                         ------------------   ------------------

Increase in cash                                                   273,235               61,684

Cash, beginning of year                                            168,748              107,064
                                                         ------------------   ------------------

Cash, end of period                                      $         441,983    $         168,748
                                                         ==================   ==================

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest              $         103,054    $         138,902
                                                         ==================   ==================

     Cash paid during the year for taxes                 $               -    $               -
                                                         ==================   ==================


Non-Cash Investing and Financing Activities:

Beneficial feature of convertible debentures, increasing
additional paid-in capital and decreasing convertible
debentures                                               $               -    $       1,000,000
                                                         ==================   ==================



                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the years ended June 30, 2005 and 2004, respectively and OS MXM, Inc. from October 14, 2003 through June 30, 2005. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

The accompanying consolidated financial statements include the results of operations of SCI Lucas, a real estate holding company, in which the Company holds an interest of 38.05%. SCI Lucas owns the production facility and headquarters in which the Company operates in Southern France. The results of operations of SCI Lucas are accounted for using the equity method of accounting. All material inter-company accounts and transactions between the Company and SCI Lucas have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing financial statements in conformity with accounting principals generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant estimates during the periods include the provision for doubtful accounts, provision for product returns, evaluation of obsolete inventory, the useful life of long-term assets, such as property, plant and equipment and goodwill, and the accrual of product replacement liability reserve.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2005, the provision for doubtful accounts was approximately $1.02 million. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends. At June 30, 2005, the provision for product returns was approximately $200,000.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plans had an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's cash flows would have remained unchanged, however net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      2005                2004
                                                                    ----------       ------------
Net income (loss) as reported:                                      $ 881,484        $(5,630,449)
Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all
           awards, net of related tax effects                        (247,625)                 -
                                                                    ----------       ------------
Net income (loss) pro forma                                         $ 633,859        $(5,630,449)
                                                                    ==========       ============




The fair value of the options granted during 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.7%; stock volatility of 44%; no dividends; estimated life of 48 months; and no dividend expected during the term.

Foreign currency translation

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2005, the exchange rate for the Euros (EUR) was $1.2092 U.S. for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

The Company's goodwill at June 30, 2005 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its operations in Spain, the Company's goodwill at June 30, 2005 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At June 30, 2005, the Company believes that there has been no impairment of its long-lived assets.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of approximately $89,000 and $40,000 during 2005 and 2004, respectively.

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Income (Loss) per Share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,175,000 options outstanding at June 30, 2005. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. The weighted average amount of common stock equivalents included in the 2005 dilutive earnings per share amounts to 15,514. All other common stock equivalents are antidilutive

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2005 because of the relatively short maturity of the instruments. The carrying value of, capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at June 30, 2005 based upon terms available for companies under similar arrangements.

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

In June 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", including investments accounted for under the cost method and new disclosure requirements for investments that are deemed to be temporarily impaired. We understand the Financial Accounting Standards Board is currently reconsidering disclosure, measurement, and recognition of other-than-temporary impairments of debt and equity securities under EITF 03-01. Until new guidance is issued, the disclosure requirements of EITF 03-01 were effective for our fiscal 2005 annual consolidated financial statements.

In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 -- Basis of Presentation-Stock-Based Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations. We anticipate the pre-tax charge for FAS 123R to be in the range of $250,000 to $500,000 for fiscal 2006, however, the actual pre-tax charge could significantly differ from our estimate if facts and assumptions used to estimate fair value during fiscal 2006 significantly differ from those used in modeling our estimate.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (FAS 154). FAS 154 replaces Accounting Principals Board Opinion No. 20 (APB 20) and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements", and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $200,000 at June 30, 2005. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

Provision for Product Replacements

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At June 30, 2005, the financial institution insured approximately $3.3 million of the Company's accounts receivables. One of the Company's customers accounted for approximately 20% of its net accounts receivable at June 30, 2005. No other customers accounted for more than 10% of its net accounts receivables.

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

Customers Concentration Risk

Two of the  Company's  customers  accounted for 16.4% and 13.3% of its revenues, respectively, during 2005, as well as 12.9% and 11.8% of its revenues, respectively, during 2004. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 4 - INVENTORIES

Inventories at June 30, 2005 consist of the following:

Finished goods                                         $ 2,164,745
Work-in-process                                            856,499
Raw materials                                              316,618
                                                       -----------
                                                       $ 3,337,862
                                                       ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at June 30, 2005 consist of the following:



Tenant improvements                                    $ 2,171,276
Machinery and equipment                                  2,104,771
Office equipment                                           170,935
Transportation equipment                                   210,344
Other                                                      395,520
                                                       ------------
                                                         5,052,846
Accumulated depreciation                                (3,420,804)
                                                       ------------
Property and equipment, net                            $ 1,632,042
                                                       ============

Depreciation expense amounted to approximately $700,000 and $840,000 during 2005 and 2004, respectively.

NOTE 6 - INVESTMENTS

At June 30, 2005 the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounting to approximately $71,000 during 2005 and an equity in loss of the investee amounting to approximately $62,000 during 2004. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date.

At June 30, 2005, the Company owed SCI Lucas approximately $10,000, relating to amounts due for rent, which is included in accounts payable and accrued expenses. The Company paid rent to SCI Lucas of approximately $569,000 and incurred rental expense of approximately $487,000 in 2005. The Company's remaining obligation to SCI Lucas does not bear interest and is payable on demand.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2005 consist of the following:

Vendors payable                                       $1,843,149
Accounts payable to U.S. distributor                   1,050,000
Compensation payable and related accrued benefits        788,498
Provision for litigations                                562,442
Other                                                    237,153
                                                      -----------
                                                      $4,481,242
                                                      ===========
NOTE 8 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $1,000 to $200,000, with interest rates ranging from 3.56% to 5.75% per year and due dates between March 2006 and June 2010. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt. Long-term debt consists of the following at June 30, 2005:

                                Notes Payable              $  299,420
                               ANVAR Advances                 181,200
                                                            ---------
                                                              480,620
                       Less:  Current Portion               ( 289,004)
                                                            ----------
       Long term debt, net of current portion               $ 191,616
                                                            ==========

The aggregate maturities of long-term debt at June 30, 2005 are as follows:

                                    June 30,
                                    ---------
                                      2006              $ 289,004
                                      2007                 49,862
                                      2008                 49,862
                                      2009                 49,862
                                      2010                 42,030
                                                        ----------
                                                        $ 480,620
                                                        ==========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 9 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2005 are as follows:


Deferred tax assets:
Net operating loss carryforward                     $      2,105,279
Other                                                        (39,318)
Less valuation allowance                                 ( 2,065,961)
                                                    -----------------
Total net deferred tax assets:                      $              -
                                                    =================

SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 2,065,961 at June 30, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2005 and 2004 was approximately $400,000 and $2,560,000, respectively.

At June 30, 2005, the Company had net operating loss carryforwards amounting to approximately $0.7 million and $5.1 million for U.S. and French tax purposes, respectively, that expire in various amounts from 2021 through 2025 in the U.S. and never expire in France.

The federal statutory tax rate reconciled to the effective tax rate for 2005 and 2004, respectively, is as follows:

                                                         2005           2004
                                                         ----           ----
Tax at U.S statutory rate:                               35.0%          35.0%
State tax rate, net of federal benefits                   0.0            0.0
Foreign tax rate  in excess of U.S. statutory tax rate    5.0            5.0
Change in valuation allowance                           (40.0)         (40.0)
                                                        ------         ------
Effective tax rate                                        0.0%           0.0%
                                                        ======         ======

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 10 - CONVERTIBLE DEBENTURES

On October 9, 2003, OS entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible debenture amounting to $498,750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an affiliate of the Company's chief executive officer, purchased three convertible debentures from HEM . Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury.

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During 2005 and 2004, the amortization of the debt discount amounted to approximately $205,000 and $123,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 10 - CONVERTIBLE DEBENTURES (continued)

In April 2004, the Company sold its Senior Convertible Debenture (the "Debenture") in the face amount of $3,000,000 to Armadillo Investments, PLC. In consideration for the Debenture, the Company received 1,595,745 ordinary shares of Armadillo Investments. The Company immediately sold these shares for approximately $1,420,000. The Debenture does not bear interest. In the event of default, as defined under the Debenture, the Debenture accrues interest at the rate of 10% per annum. The Debenture matures on March 25, 2009. The Debenture is convertible into our common stock at a conversion price per share of (a) four dollars ($4.00) (the "Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten (10) business days preceding the date of conversion, but in no event less than fifty percent (50%) of the Fixed Conversion Price (the "Floating Conversion Price"). For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTC Bulletin Board, as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The Company granted piggyback registration rights with respect to the common stock into which the Debenture is convertible. The Company is required to maintain in escrow 750,000 shares of common stock upon conversion of the Debenture.

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During 2005 and 2004, the amortization of the debt discount amounted to approximately $238,000 and $50,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 11 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,630,000. The Company has used approximately $1,030,000 under such lines of credit at June 30, 2005. The lines of credit bear interest at the EURIBOR rate plus 2.0% (2.516% at June 30, 2005). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $1,140,000 and inventories of approximately $3.3 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of June 30, 2005 was $0. The distributor claims that the Company owes approximately $460,000 under the promissory note as well as approximately $70,000 in legal costs and interest. The Company denies that such amounts are due under the promissory note since it has not yet approved the sums due for product replacement claims. However, the Company has provided a provision of approximately $520,000 for the payment of such claims in its accounts payable and accrued expenses as of June 30, 2005.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 12 - STOCK OPTIONS

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued 1,175,000 options. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

There were no transactions in the 2004 Plan during 2004. A summary of the activity during 2005 of the Company's stock option plan is presented below:

                                                                   Weighted
                                                                    Average
                                      Options                   Exercise Price

Outstanding at July 1, 2004              -                             -

Granted                             1,175,000                        $2.16
Exercised                                -                             -
Expired                                  -                             -
                                  -----------------         --------------------
Outstanding at June 30, 2005        1,175,000                        $2.16
                                  =================         ====================

Exercisable at July 1, 2004              -                           $   -
                                  =================         ====================
Exercisable at June 30, 2005             -                           $   -
                                  =================         ====================

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2005, for selected exercise price ranges, is as follows:

Options outstanding:

---------------------------- -------------------------- -------------------------- --------------------------
 Range of exercise prices        Number of options          Weighted average           Weighted average
                                                          remaining contractual         exercise price
                                      life
---------------------------- -------------------------- -------------------------- --------------------------
          $ 0.55                       25,000                      9.75                      $ 0.55
---------------------------- -------------------------- -------------------------- --------------------------
            2.20                    1,150,000                      9.0                         2.20
---------------------------- -------------------------- -------------------------- --------------------------

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 13- COMMITMENTS

Lease commitments:

The Company has entered into various noncancellable operating leases for its corporate offices, manufacturing and distribution facilities. These leases all expire within 4 years. Rental expense was approximately $450,000 and $390,000 during 2005 and 2004, respectively, inclusive of leases for facilities owned by related parties, which amounted to approximately $380,000 and $380,000, during 2005 and 2004, respectively.

At June 30, 2005 total minimum rentals under operating leases with remaining noncancellable lease terms of more than one year were as follows:

               Year  Ending
               June  30,
               ---------
                 2006                    $  431,988
                 2007                       430,000
                 2008                       409,904
                 2009                       395,488
                                         ----------
                                         $1,667,380
                                         ==========

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during 2005 and 2004. Information about the Company's sales in different geographic locations for fiscal 2005 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                           Year ended June 30,
                                        2005               2004
                                      -------          -----------
France                             $  2,999,427        $ 3,701,731
Outside of France                    10,573,990          8,028,046
                                   ------------        -----------
                                   $ 13,573,417        $11,729,777

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 15 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP America, PIP/USA, Inc., Jean Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class.Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

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

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs purported to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act with respect to implant products. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The Plaintiffs have since given up the class action allegations of the petition and the Court entered an Order on August 10, 2005, striking eighteen plaintiffs from the lawsuit. The lawsuit is in the discovery phase. Our distributor, PIP America, has settled the lawsuit against it. PIP America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

PIP and PIP America were sued by Alice Holt in the Circuit Court of Lake County, Illinois in May of 2003 for alleged product liability and other related claims. PIP denied any liability to the Plaintiff and answered the Complaint and asserted affirmative defenses. This lawsuit has been settled and the Court dismissed the lawsuit on May 10, 2005.

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

In April, 2005, Heritage Worldwide, Inc. and PIP were sued in New York state court by a New York law firm, Morrison Cohen, for alleged unpaid legal fees and expenses. Heritage removed the lawsuit to federal court, where it remains pending. Heritage has not yet responded to the Complaint as a result of an extension obtained to do so and PIP has not yet been served with process.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action. We have been informed by PIP America that it is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.

Other than certain of its own product replacement claims that it is administering, PIP America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $520,000 at June 30, 2005 in connection with these matters.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 15 - LEGAL CONTINGENCIES (continued)

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

NOTE 16 - GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of approximately $4.2 million. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining of additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 17 - RELATED PARTY TRANSACTIONS

One of the Company's shareholders advanced approximately $160,000 to the Company during 2005. This shareholder had previously advanced to the Company approximately $610,000 prior to July 1, 2004. The shareholder contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during 2005. This capital infusion is accounted for as minority interest in the accompanying balance sheet. The remaining amounts due at June 30, 2005 consists of operating expenses paid on behalf of the Company by its Chairman of the Board.

All amounts owed to the shareholders of the Company's subsidiary and its Chairman of the Board are non-interest bearing and are due upon demand.

Note 18-  Subsequent Events

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an affiliate of the Company's chief executive officer, purchased three convertible debentures from HEM . Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury.

ITEM 8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures which include controls and procedures that are designed to ensure that information required to be disclosed in the reports which we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. The Certifying Officers have evaluated these controls and procedures and they have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to: i) ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure; and ii) ensure that information required to be disclosed in the reports which we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC.

The Certifying Officers have indicated that there were no changes in our internal controls which occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 8B.          OTHER INFORMATION.

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below shows certain information about each of our directors and executive officers:

Name                        Age                 Position

Jean-Claude Mas             66                  Chairman of the Board of
                                                Directors
Alain Sereyjol Garros       64                  Chief Executive Officer and
                                                Director
Claude Couty                53                  Chief Financial Officer and
                                                General Manager

Under the Company's By-Laws, each director of the Company is elected at the annual meeting of stockholders and serves until his or her successor is duly elected and qualified. Each executive officer is elected or appointed by the directors and serves at the discretion of the Board of Directors.

Jean Claude Mas, Chairman of the Board of Directors

Mr. Mas was elected Chairman of the Board of Directors in April 2003. Mr. Mas also served as our Chief Executive Officer through October 2004. Mr. Mas has been the Chairman of PIP, and its wholly owned subsidiary PIP Espagne, since 1998. Mr. Mas has extensive experience operating a company in the breast implant business.

Alain Sereyjol Garros, Chief Executive Officer and Director

Mr. Sereyjol has been a director since March 2003 and was named Chief Executive Officer in October 2004. Mr. Sereyjol is a finance professional with extensive experience in investment management and is certified as an Administrator of Finance in Luxembourg. Since 1998, Mr. Sereyjol has served as the Chairman of Graham Turner, S.A., an investment holding company. Mr. Sereyjol is also a member of the boards of directors of Groupement Financier de Developpement, S.A., Soparfinanz, S.A., Immo Finanz, S.A., Graham Turner Trust Services, S.A., and Graham Turner Ltd.

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

Management Changes

During October 2004, we named Mr. Sereyjol as our Chief Executive Officer. We retained Mr. Mas' services as Chairman of the Board of Directors.

Committees

We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the independence requirements and audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations. We are developing the criteria we will use in identifying, attracting, and retaining such directors. We are unable to determine when and if we will complete the recruiting of new directors during fiscal year 2006.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics was attached as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 2004. If the Company grants any waiver from a provision of this Code, the Company will disclose the nature of such waiver in a Current Report on Form 8-K.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge and based on our review of the various filings made by directors, executive officers and 10% or greater shareholders of the Company, all persons required to file Section 16(a) reports during fiscal year 2005 timely filed such reports.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation earned or received by the Company's Chief Executive Officer and Chief Financial Officer. No other executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.


                              Annual Compensation                        Long-Term Compensation
                                                                         Awards                  Payouts
                              Fiscal                    Other Annual     Restricted  Securities             All Other
Name and Principal Position   Year     Salary   Bonus   Compensation     Stock       Underlying   LTIP      Compensation ($)
                                       ($)       ($)        ($)          Awards ($)  Options (#)  Payouts

Jean-Claude Mas, Chairman of  2005     $47,927   $-0-   $-0-             $-0-        -400,000     $-0-      $-0-
the Board and Secretary,      2004     $110,570  $-0-   $-0-             $-0-        -0-          $-0-      $-0-
former Chief Executive        2003     $-0-      $-0-   $-0-             $-0-        -0-          $-0-      $-0-
Officer (1)

Claude Couty, Chief Financial 2005     $181,771  $-0-   $-0-             $-0-        300,000      $-0-      $-0-
Officer and General Manager
                              2004     $-0-      $-0-   $-0-             $-0-        -0-          $-0-      $-0-


                              2003     N/A       $-0-   $-0-             $-0-        -0-          $-0-      $-0-

Alain Sereyjol-Garros, Chief  2005     $-0-      $-0-   $-0-             $-0-        400,000      $-0-      $-0-
Executive Officer

                              2004     $-0-      $-0-   $-0-             $-0-        -0-          $-0-      $-0-

                              2003     $-0-      $-0-   $-0-             $-0-        -0-          $-0-      $-0-

-----------------------------
(1) Mr. Mas became the Chairman, Chief Executive Officer and President in April 2003. Mr Mas resigned as Chief Executive Officer in October 2004 and was replaced by Mr. Sereyjol-Garros.

Executive Employment Agreements

Mr. Sereyjol-Garros and Mr. Mas do not have written employment agreements and does not receive cash compensation for their services.

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

     Other Arrangements

During fiscal year 2005, no director of the Company received any form of compensation from the Company other than the aforementioned grant of options.


Compensation Committee Interlocks and Insider Participation

The Company has not established a compensation committee. During fiscal 2005, no executive officer of the Company served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that had an executive officer serving as a member of the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of September 14, 2005, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) the Chief Executive Officer and the Named Executive Officer, (iii) the Company's
directors, and (iv) all of the Company's current directors and executive officers as a group.

Except as otherwise indicated, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares listed in the table. The percentage ownership of each person listed in the table was calculated using the total number of shares outstanding at September 16, 2005.


5% Shareholders, Directors and Officers       Number of           Number of Shares       Total Number of    Percent of Class
                                          Outstanding Shares    Subject to Options,   Shares Beneficially
                                                                 Warrants or Other          Owned
                                                                      Rights
---------------------------------------   ------------------   --------------------   -------------------   ----------------
Milo Finance, S.A.                           13,741,667  (1)               --              13,741,667            75.8%
MediCor Ltd.                                  1,212,500  (2)               --               1,212,500             6.9%
Jean-Claude Mas                                      --                    --                      --                *
Alain Sereyjol Garros                        13,775,096  (3)               --              13,775,096            75.9%
Claude Couty                                         --                    --                      --             -0-%
All directors and executive officers         13,775,096                    --              13,775,096            75.9%
as a group (3 persons)


(1) Based on the Schedule 13D filed with the Securities and Exchange Commission on March 11, 2003. The address of Milo Finance, S.A. is 2 rue Jean Engling, LX 1510, Luxembourg.

(2) Based on the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. The address of MediCor Ltd. is 4560 S. Decatur Blvd., Suite 300, Las Vegas, Nevada 89103.

(3) Based on the Schedule 13D filed with the Securities and Exchange Commission on September 16, 2005. Mr. Sereyjol is the indirect beneficial owner of 13,054,584 shares through his ownership of Graham Turner Ltd., an investment holding company, and 720,512 shares issuable upon conversion of debentures held by EuroFortune.

EQUITY COMPENSATION PLAN INFORMATION

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During 2005, the Company issued options to purchase 1,175,000 shares of common stock. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an affiliate of the Company's chief executive officer, purchased three convertible debentures from HEM . Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury.

We lease our headquarters, offices, and manufacturing facility from a real estate holding company, SCI Lucas, in which we hold an interest of 38.05% pursuant to the lease agreement. Our Chairman of the Board, Mr. Mas, holds an interest of approximately 31% in SCI Lucas. Each lease expires in November 2009. The leases are renewable automatically unless we cancel the leases six months prior to the renewal date. We paid rent to SCI Lucas of approximately $569,000 and incurred rental expense of approximately $487,000 in 2004. At June 30, 2005, we owed SCI Lucas approximately $10,000. This amount owed to SCI Lucas does not bear interest and is payable on demand.

Our controlling shareholder, Milo Finance advanced approximately $160,000 to the Company during fiscal 2005. Milo Finance had previously advanced to us approximately $610,000 prior to July 1, 2004. Milo Finance contributed these advances of approximately $770,000 as an infusion of capital in PIP France during fiscal 2005.

ITEM 13. EXHIBITS

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

        10.6 Convertible Debenture Purchase Agreement dated October 9, 2003 between OS MXM, Inc. and the purchasers named therein. Filed with the SEC as
                               Exhibit 10.6 to the Company's Annual Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        10.7 Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $498,750. Filed with the SEC as Exhibit 10.7 to the Company's Annual Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        10.8 Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $1,250. Filed with the SEC as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        10.9 Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $500,000. Filed with the SEC as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        10.10 Senior Convertible Debenture Purchase Agreement dated March 26, 2004 between Heritage Worldwide, Inc. and the purchasers named therein. Filed with the SEC as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB on May 28, 2004 and incorporated herein by reference.
        10.11 Senior Convertible Debenture issued to Armadillo Investments, Plc. in principal amount of $3,000,000. Filed with the SEC as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB on May 28, 2004 and incorporated herein by reference.
        10.12 Registration Rights Agreement dated March 26, 2004 between Heritage Worldwide, Inc. and Armadillo Investments, Plc. Filed with the SEC as
                               Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB on May 28, 2004 and incorporated herein by reference.
        10.13* Amended and Restated Non-Exclusive Distribution Agreement dated March 30, 2004 between Poly Implants Protheses, S.A. and III Acquisition Corp. Filed with the SEC as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference.
        10.14* 6.75% Revolving Promissory Note dated March 30, 2004 between Poly Implants Protheses, S.A. and III Acquisition Corp. Filed with the SEC as
                               Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference.
        10.15** Employment Contract dated October 2, 2003 between Poly Implants Protheses, S.A. and Mr. Claude Couty. Filed with the SEC as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference.
        14 Code of Business Conduct and Ethics. Filed with the SEC as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference

        21                     List of Subsidiaries. Filed herewith.
        31.1                   Certification of Chief Executive Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        31.2                   Certification of Chief Financial Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        32                     Certifications pursuant to 18 U.S.C. Section
                               1350.  Filed herewith.
---------------------------------------

* Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

**       Indicates a management contract or compensatory plan.

ITEM 14.  PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co., LLP independent auditor, has audited our financial statements for the years ended June 30, 2004 and 2005. The Board of Directors has appointed Sherb & Co., LLP to serve as our independent auditors for the 2004 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2005. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2004 and 2005.

                                   2005                    2004
                            -------------------    -------------------
Audit Fees(1)               $            81,455    $            47,504
Audit-Related Fees                           --    $                --
Tax Fees                                     --    $                --
All Other Fees                            6,700                     --
                            -------------------    -------------------
Total                       $            88,155    $            47,504


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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23th day of September 2005.

                                                HERITAGE WORLDWIDE, INC.

                                                By: /s/  Alain Sereyjol-Garros
                                                    ---------------------------
                                              Name: Alain Sereyjol-Garros
                                             Title: Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                      Date

/s/ Jean Claude Mas                Chairman of the Board      September 23, 2005
-------------------
Jean Claude Mas


/s/ Claude Couty                   Chief Financial Officer    September 23, 2005
----------------                   and General Manager
Claude Couty


/s/   Alain Sereyjol Garros        Chief Executive Officer    September 23, 2005
---------------------------
Alain Sereyjol Garros