Form 10QSB
period 2005-11-11
HERITAGE WORLDWIDE INC
filed 2005-11-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: [000-28277]

                            HERITAGE WORLDWIDE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware 13-4196258
               ----------------------------- --------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


             337 Avenue de Bruxelles La Seyne-Sur-Mer (France) 83507
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                              (011) (33) 494-109810
                        ---------------------------------
                (Issuer's telephone number, including area code)


Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The total number of shares of the issuers' common stock, $.001 par value, outstanding at October 31, 2005 was 17,410,299.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                                                $     413,419
  Accounts receivable, net of an allowance for doubtful accounts of $ 907,816
   and an allowance for product returns of $196,523                                       4,663,000
  Inventories                                                                             3,097,845
  Prepaid expenses and other current assets                                                 738,780
                                                                                      --------------
     Total current assets                                                                 8,913,044

Property and equipment, net of accumulated depreciation of $3,097,024                     1,544,374
Goodwill                                                                                  1,000,518
Investment in SCI Lucas                                                                     528,195
Other assets                                                                                365,707
                                                                                      --------------
     Total assets                                                                     $  12,351,838
                                                                                      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                                                    $     869,066
  Accounts payable and accrued expenses                                                   4,218,607
  Current portion of long term debt                                                          77,378
  Due to related parties                                                                     75,561
  Reserve for product replacements                                                          429,177
                                                                                      --------------
     Total current liabilities                                                            5,669,789

Convertible debentures and related accrued interest payable,
    net of discount of $1,849,679                                                         2,320,170
Long term debt, net of current portion                                                      335,042
                                                                                      --------------
     Total liabilities                                                                    8,325,001
                                                                                      --------------

Minority interest                                                                           887,830
                                                                                      --------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    18,160,299 issued and 17,410,299 outstanding                                             17,411
  Additional paid-in capital                                                              5,686,193
  Accumulated other comprehensive income (foreign currency translation adjustment)        1,518,090
  Accumulated deficit                                                                    (4,082,687)
                                                                                      --------------
     Total stockholders' equity                                                           3,139,007
                                                                                      --------------

     Total liabilities and stockholders' equity                                       $  12,351,838
                                                                                      ==============


            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three-Month Period Ended
                                               September 30,
                                              ------------------------------
                                                  2005            2004
                                              --------------  --------------
Revenues                                      $   3,022,392   $   2,883,722

Cost of revenues                                  1,598,172       1,271,418
                                              --------------  --------------

     Gross profit                                 1,424,220       1,612,304
                                              --------------  --------------

Operating expenses:
  Selling, general and administrative               879,189       1,022,402
  Research and development                          251,897         272,400
                                              --------------  --------------

     Total operating expenses                     1,131,086       1,294,802
                                              --------------  --------------
Income before other expenses and
minority interest                                   293,134         317,502
                                              --------------  --------------

Other expenses:
  Other income (expense)                            (17,078)         12,292
  Gain in equity investment                          16,328           6,385
  Interest expense                                 (162,946)       (157,382)
                                              --------------  --------------

     Total other expenses                          (163,696)       (138,705)
                                              --------------  --------------


Net income before minority interest                 129,438         178,797

Minority interest                                   (11,620)         (9,143)
                                              --------------  --------------

Net income                                          117,818         169,654

Other comprehensive income, net of taxes
  Foreign currency translation adjustment           (29,312)        189,758
                                              --------------  --------------

     Comprehensive income                     $      88,506   $     359,412
                                              ==============  ==============

Basic net income per common share             $        0.01   $        0.01
                                              ==============  ==============

Basic weighted average common
shares outstanding                               17,410,299      17,410,299
                                              ==============  ==============

Diluted net income per share                  $        0.01   $        0.01
                                              ==============  ==============

Diluted weighted average common share
outstanding                                      17,423,087      17,410,299
                                              ==============  ==============


            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  For the Three-Month Period Ended
                                                           September 30,
                                                  --------------------------------
                                                        2005           2004
                                                  ---------------  ---------------
Cash flows from operating activities:
Net income                                          $    117,818     $   169,654
Adjustments to reconcile net income to net cash
provided by operating activities:
   Interest expense related to debenture discount        116,748          92,112
   Depreciation and amortization                         130,242         141,572
   Provision for doubtful accounts                      (111,025)       (114,091)
   Gain on equity investment                             (16,328)         (6,385)
   Minority interest                                      11,620           9,143
Change in operating assets and liabilities:
   Accounts receivable                                    (9,096)        713,597
   Inventories                                           224,119        (168,147)
   Prepaid expenses and other current assets              10,591         (48,945)
  Accrued interest on convertible debentures              32,154          49,849
   Provision for product replacements                          -          36,558
   Accounts payable and accrued expenses                (160,118)       (223,094)
                                                    -------------  --------------

Net cash provided by operating activities                346,725         651,823
                                                    -------------  --------------

Cash flows from investing activity:
   Purchases of property and equipment                   (84,299)       (125,259)
                                                    -------------  --------------

Net cash used in investing activity                      (84,299)       (125,259)
                                                    -------------  --------------

Cash flows from financing activities:
   Decrease in lines of credit                          (157,756)        (11,810)
   Proceeds from long term debt                                -         141,212
   Repayment of long term debt                          (128,033)        (51,555)
   Proceeds from subscriptions receivable                      -           2,541
   Increase (decrease) in due to stockholders             (3,311)        161,200
                                                    -------------  --------------

Net cash (used in) provided by financing activities     (289,100)        241,588
                                                    -------------  --------------

Effect of exchange rate changes on cash                   (1,890)         30,549
                                                    -------------  --------------

(Decrease) increase in cash                              (28,564)        798,701

Cash, beginning of period                                441,983         168,748
                                                    -------------  --------------

Cash, end of period                                   $  413,419     $   967,449
                                                    =============  ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest         $    9,908     $    15,422
                                                    =============  ==============

     Cash paid during the period for taxes            $       -      $         -
                                                    =============  ==============

Non-Cash Investing and Financing Activities:

Conversion of due to shareholder in investment
 in subsidiary and corresponding increase in
 minority interest                                    $       -      $   610,886
                                                    =============  ==============


            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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


NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

The accompanying unaudited consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries and OSMXM, Inc. ("OS") for the three-month period ended September 30, 2005 and 2004. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the periods include the allowance for doubtful accounts, reserve for obsolete inventory, the useful life of property, plant and equipment, and the accrual of product replacement reserve.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2005, the provision for doubtful accounts was approximately $900,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends. At September 30, 2005, the provision for product returns was approximately $200,000.

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

                                                                        2005              2004
                                                                     ----------        ----------
Net income as reported:                                              $ 117,818         $ 169,654
Deduct: Total stock-base employee compensation expense
           determined under fair value based method for all
           awards, net of related tax effects                          (62,188)          (61,906)
                                                                     ----------        ----------
Net income pro forma                                                 $  55,630         $ 107,748
                                                                     ==========        ===========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of the options granted during the three-month period ended September 30, 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.7%; stock volatility of 44%; no dividends; estimated life of 48 months; and no dividend expected during the term.

Foreign currency translation

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2005, the exchange rate for the Euros (EUR) was $1.20 US for 1.00 EUR.

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

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In June 2001 the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company's goodwill at September 30, 2005 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at September 30, 2005 is not impaired.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2005, the Company believes that there has been no impairment of its long-lived assets. Investment

The Company's investment in SCI Lucas is reported using the equity method of accounting. Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends paid. Income per Share

The Company presents basic income per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,175,000 options outstanding at September 30, 2005. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. Common share equivalents have been excluded from the computation of the diluted earnings per share due to their anti-dilutive effect. Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at September 30, 2005 because of the relatively short maturity of the instruments. The carrying value of, capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at September 30, 2005 based upon terms available for companies under similar arrangements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of this Statement effective July 1, 2005.

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

In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 -- Basis of Presentation-Stock-Based Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations. We anticipate the pre-tax charge for FAS 123R to be in the range of $250,000 to $500,000 for fiscal 2007, however, the actual pre-tax charge could significantly differ from our estimate if facts and assumptions used to estimate fair value during fiscal 2007 significantly differ from those used in modeling our estimate.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $200,000 at September 30, 2005. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At September 30, 2005, the financial institution insured approximately $3.8 million of the Company's accounts receivables. One of the Company's customers accounted for approximately 15% of its net accounts receivable at September 30, 2005. No other customers accounted for more than 10% of its net accounts receivables.


Customers Concentration Risk

Two of the Company's customers accounted for 18.8% and 10.4% of its revenues, respectively, during the three-month ended September 30, 2005, as well as 13.9% and 15.4% of its revenues, respectively, during the three-month ended September 30, 2004. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES

On October 9, 2003, OS entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrued from the date of the transaction and was payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest accrued at 15% per annum. The conversion price for one convertible debenture amounting to $498,750 was the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for the second convertible debenture amounting to $500,000 was the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for the third convertible debenture amounting to $1,250 was $0.001. As part of the Agreement, OS was required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an affiliate of the Company's chief executive officer, purchased the three convertible debentures issued to HEM. Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury.

The convertible debentures initially issued to HEM and reissued to Eurofortune, contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES-continued

During the three-month period ended September 30 2005 and 2004, the amortization of the debt discount amounted to approximately $117,000 and $92,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements.

NOTE 5 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,630,000. The Company has used approximately $870,000 under such lines of credit at September 30, 2005. The lines of credit bear interest at the EURIBOR rate plus 2.0% (2.107% at September 30, 2005). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $1.2 million and inventories of approximately $3.1 million.

NOTE 6 - PROMISSORY NOTE

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product warranty and product warranty related claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of September 30, 2005 was $0. The distributor has not recently provided an updated claim list to the Company. However, the Company has provided a provision of approximately $450,000 for the payment of such claims in its accounts payable and accrued expenses as of September 30, 2005.

NOTE 7 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP America, PIP/USA, Inc., Jean Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants. Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15,against Mr. Mas and Donald McGhan only. On October 5, 2005, the

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE 7 - LEGAL CONTINGENCIES-continued

Administrative Judge transferred all of the Kwartin family lawsuits to one judge in the Eleventh Judicial Circuit.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs allege claims strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The lawsuit is in the discovery phase and the trial is scheduled for March of 2006. Our distributor, PIP America, has settled the lawsuit against it. PIP America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

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

In April, 2005, Heritage Worldwide, Inc. and PIP were sued in New York state court by a New York law firm, Morrison Cohen, for alleged unpaid legal fees and expenses. Heritage removed the lawsuit to federal court, where it remains pending. Heritage has answered the Complaint and PIP has not yet been served with process.

On July 19, 2005, IP Resource Ltd ("IP"), a British corporation sued PIP for alleged patent infringement in the Trade Court of Paris (Tribunal de commerce de Paris). The plaintiff claims that PIP's breast implants have an inside layer between its silicone gel and the silicone shell, similar to the layer protected by the plaintiff's patent. The plaintiff claims in excess of $2.1 million in damages it incurred through August 22, 2005, which is the date its patent expires. The Company believes such claims are frivolous and intend to defend its position vigorously.

Other than certain of its own product replacement claims that it is administering, PIP America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE 7 - LEGAL CONTINGENCIES-continued

with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $520,000 at September 30, 2005 in connection with these matters.

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


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the three-month period ended September 30, 2005 and 2004. Information about the Company's sales in different geographic locations for the three-month period ended September 30, 2005 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                        Three-month Period
                                        Ended September 30,
                                       2005                2004
                                   -----------          -----------
France                             $   511,476          $   622,554
Outside of France                    2,510,916            2,261,168
                                   -----------          -----------
                                   $ 3,022,392          $ 2,883,722
                                   ===========          ===========


Substantially all of the identifiable operating assets and liabilities of the Company are within France.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company repaid its Chairman of the Board approximately $3,000 during the three-month period ended September 30, 2005. The Chairman of the Board had previously advanced to the Company approximately $80,000 at July 1, 2005. All amounts owed to the Company's Chairman of the Board are non-interest bearing and are due upon demand.

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


We are also in the process of developing new products. We are introducing a new product line of breast implants which is based on titanium coating. We are completing the planning phase of our European clinical trials and anticipate that we will market such breast implants in the European Union within 24 months. We believe that the costs of monitoring the clinical trials will cost approximately $500,000 over this period. We will continue to invest in research and development to enhance and introduce new and existing products. To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long-term debt.


Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our consolidated financial statements included in our 2005 Form 10-KSB. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Goodwill. At September 30, 2005, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At September 30, 2005, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $570,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

This discussion and analysis of our financial condition should be read in connection with our consolidated financial statements and accompanying notes thereto in the Company's Annual Report Form 10-KSB for the fiscal year ended June 30, 2005, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

RESULTS OF OPERATIONS

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Increase/       Increase/
                                                      For the Three-Month Period Ended    (Decrease)      (Decrease)
                                                                 September 30,           2005 vs 2004    2005 vs 2004
                                                      --------------------------------
                                                            2005             2004              $              %
                                                      --------------    --------------  --------------  --------------
Revenues                                              $   3,022,392     $  2,883,722    $     138,670        4.8%

Cost of revenues                                          1,598,172        1,271,418          326,754       25.7%
                                                      --------------    --------------  --------------  --------------

     Gross profit                                         1,424,220        1,612,304         (188,084)     -11.7%
                                                      --------------    --------------  --------------  --------------

Operating expenses:
  Selling, general and administrative                       879,189        1,022,402         (143,213)     -14.0%
  Research and development                                  251,897          272,400          (20,503)      -7.5%
                                                      --------------    --------------  --------------  --------------

     Total operating expenses                             1,131,086        1,294,802         (163,716)     -12.6%
                                                      --------------    --------------  --------------  --------------

Loss before other expenses and
     income taxes                                           293,134          317,502          (24,368)      -7.7%
                                                      --------------    --------------  --------------  --------------

Other expenses:
  Other expense                                             (17,078)          12,292          (29,370)       NM
  Loss in equity investment                                  16,328            6,385            9,943      155.7%
  Interest expense                                         (162,946)        (157,382)          (5,564)       3.5%
                                                      --------------    --------------  --------------  --------------

     Total other expenses                                  (163,696)        (138,705)         (24,991)      18.0%
                                                      --------------    --------------  --------------  --------------


 Income (loss) before minority interest                     129,438          178,797         (49,359)      -27.6%

Minority interest                                           (11,620)          (9,143)         (2,477)       27.1%
                                                      --------------    --------------  --------------  --------------

Net income (loss)                                     $     117,818     $    169,654    $    (51,836)      -30.6%
                                                      ==============    ==============  ==============  ==============
NM: not meaningful


Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the three-month period ended September 30, 2005 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to new distributors in countries other than France, such as in Latin America, offset by a decrease in volume of breast implants sold in France and a reduction in sales price of breast implants.

Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the three-month period ended September 30, 2005 is primarily attributable to higher incidents of spoilage of unfinished goods when compared to the prior year period. The Company is considering substituting its primary supplier of silicone and other raw materials to reduce such incidents.

Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses professional fees and allowance for bad debts. The decrease in selling, general and administrative expenses during the three-month period ended September 30, 2005 when compared to the prior year period is primarily due to a decrease in the provision for doubtful accounts at September 30, 2005.

Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The research and development expenses during the three-month period ended September 30, 2004 is substantially comparable to the prior year period.

Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The interest expense during the three-month period ended September 30, 2005 is substantially comparable to the prior year period.

Liquidity and Capital Resources.

During the three-month period ended September 30, 2005, we have generated cash flows from operating activities of approximately $350,000, which is due to the following:

     o Our net income of approximately $118,000 adjusted for non-cash items: debt discount of approximately $117,000, depreciation of $130,000, decrease in provision for doubtful accounts of approximately $110,000. Additionally, our inventories level and accounts payable decreased by approximately $220,000 and $160,000, respectively.
     o    We incurred capital expenditures of approximately $85,000.
     o Our net cash provided by operating activities funded repayment on our lines of credit and long-term debt of approximately $160,000 and $130,000, respectively.

During the three-month period ended September 30, 2004, we have generated cash flows from operating activities of approximately $650,000, which is due to the following:

     o Our net income of approximately $170,000 adjusted for non-cash items: debt discount of approximately $90,000, depreciation of $140,000, decrease in provision for doubtful accounts of approximately $110,000. Additionally, our accounts receivable and accounts payable decreased by approximately $710,000 and $220,000, respectively.

     o    We incurred capital expenditures of approximately $125,000.

     o Our net cash provided by operating activities funded repayment on our long-term debt of approximately $50,000. Additionally, we generated proceeds of approximately $140,000 and $160,000 from the issuance of long-term debt and from advances from a stockholder, Milo Finance, SA.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of this Statement effective July 1, 2005.

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

In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (FAS 123R), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our financial statements in Note 1 -- Basis of Presentation-Stock-Based Compensation. We will adopt FAS 123R using the modified prospective method and the adoption thereof will have no effect on our cash flows, but is expected to have a material adverse impact on our results of operations. We anticipate the pre-tax charge for FAS 123R to be in the range of $250,000 to $500,000 for fiscal 2007, however, the actual pre-tax charge could significantly differ from our estimate if facts and assumptions used to estimate fair value during fiscal 2007 significantly differ from those used in modeling our estimate.

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



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 19, 2005, IP Resource Ltd ("IP"), a British corporation sued PIP for alleged patent infringement in the Trade Court of Paris (Tribunal de commerce de Paris). The plaintiff claims that PIP's breast implants have an inside layer between its silicone gel and the silicone shell, similar to the layer protected by the plaintiff's patent. The plaintiff claims in excess of $2.1 million in damages it incurred through August 22, 2005, which is the date its patent expires. We believe such claims are frivolous and intend to defend our position vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

    Exhibit No.            Description

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

                                        HERITAGE WORLDWIDE, INC.
                                             (Registrant)

Date:  November 14,2004             By: /s/   Alain Sereyjol-Garros
                                        --------------------------------
                                        Alain Sereyjol-Garros
                                        Chief Executive Officer


                                    By: /s/ Claude Couty
                                        --------------------------------
                                        Claude Couty
                                        Chief Financial Officer