Form 10QSB
period 2005-12-31
HERITAGE WORLDWIDE INC
filed 2006-02-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at February 10, 2006 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                            $     201,431
  Accounts receivable, net of an allowance for doubtful
    accounts of $ 688,734 and an allowance for product
    returns of $196,523                                               4,904,410
  Inventories                                                         3,306,015
  Prepaid expenses and other current assets                             639,272
                                                                  --------------


     Total current assets                                             9,051,128

Property and equipment, net of accumulated depreciation
    of $3,141,264                                                     1,418,973
Goodwill                                                                980,162
Investment in SCI Lucas                                                 521,718
Other assets                                                            377,745
                                                                  --------------


     Total assets                                                 $  12,349,726
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                                 $     737,523
  Accounts payable and accrued expenses                               4,579,175
  Current portion of long term debt                                      74,392
  Due to related parties                                                  8,183
  Reserve for product replacements                                      296,577
                                                                  --------------


     Total current liabilities                                        5,695,850

Convertible debentures and related accrued interest payable,
 net of discount of $1,730,421                                        2,469,674
Long term debt, net of current portion                                  428,403
                                                                  --------------


     Total liabilities                                                8,593,927
                                                                  --------------


Minority interest                                                       906,771
                                                                  --------------


Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 18,160,299 issued and 17,410,299 outstanding             17,411
  Additional paid-in capital                                          5,686,193
  Accumulated other comprehensive income (foreign currency
    translation adjustment)                                           1,187,181
  Accumulated deficit                                                (4,041,757)
                                                                  --------------


     Total stockholders' equity                                       2,849,028
                                                                  --------------

     Total liabilities and stockholders' equity                   $  12,349,726
                                                                  ==============





            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             For the Three-Month Period Ended  For the Six-Month Period Ended
                                                        December 31,                   December 31,
                                             --------------------------------  ------------------------------
                                                  2005             2004           2005             2004
                                             ---------------  ---------------  ------------  ----------------

Revenues                                     $    3,324,361   $    3,074,019   $ 6,346,753   $     5,957,741

Cost of revenues                                  1,041,895        1,602,355     2,640,067         2,873,773
                                             ---------------  ---------------  ------------  ----------------

     Gross profit                                 2,282,466        1,471,664     3,706,686         3,083,968
                                             ---------------  ---------------  ------------  ----------------

Operating expenses:
  Selling, general and administrative             1,754,449        1,050,220     2,693,638         2,072,622
  Research and development                          269,715          255,810       521,612           528,210
                                             ---------------  ---------------  ------------  ----------------

     Total operating expenses                     2,024,164        1,306,030     3,215,250         2,600,832
                                             ---------------  ---------------  ------------  ----------------

Income before other expenses and
minority interest                                   258,302          165,634       491,436           483,136
                                             ---------------  ---------------  ------------  ----------------

Other expenses:
  Other income (expense)                             17,078          (20,439)            -            (8,147)
  Gain in equity investment                           4,167           24,236        20,495            30,621
  Interest expense                                 (159,676)        (157,678)     (322,622)         (315,060)
                                             ---------------  ---------------  ------------  ----------------

     Total other income (expenses)                 (138,431)        (153,881)     (302,127)         (292,586)
                                             ---------------  ---------------  ------------  ----------------


Net income before minority interest                 119,871           11,753       189,309           190,550

Minority interest                                   (18,941)            (791)      (30,561)           (9,934)
                                             ---------------  ---------------  ------------  ----------------

Net income                                          100,930           10,962       158,748           180,616

Other comprehensive income, net of taxes
  Foreign currency translation adjustment          (330,909)         273,444      (360,221)          463,202
                                             ---------------  ---------------  ------------  ----------------

     Comprehensive income                          (229,979)         284,406      (201,473)          643,818
                                             ===============  ===============  ============  ================

Basic net income per common share                    $ 0.01           $ 0.00        $ 0.01            $ 0.01
                                             ===============  ===============  ============  ================

Basic weighted average common
shares outstanding                               17,410,299       17,410,299    17,410,299        17,410,299
                                             ===============  ===============  ============  ================

Diluted net income per share                         $ 0.01           $ 0.00        $ 0.01            $ 0.01
                                             ===============  ===============  ============  ================

Diluted weighted average common share
outstanding                                      17,449,390       17,410,299    17,436,238        17,423,087
                                             ===============  ===============  ============  ================


         See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  For the Six-Month Period Ended
                                                          December 31,
                                                  -----------------------------
                                                      2005            2004
                                                  --------------  -------------

Cash flows from operating activities:
Net income                                        $     158,748   $    180,616
Adjustments to reconcile net income to net cash
provided by operating activities:
   Interest expense related to debenture discount       236,006        197,759
   Depreciation and amortization                        248,250        115,681
   Provision for doubtful accounts                     (293,597)      (283,778)
  Loss on disposition of property                                          989
   Gain on equity investment                            (20,495)       (30,621)
   Minority interest                                     30,561          9,934
Change in operating assets and liabilities:
   Accounts receivable                                  (58,814)       861,549
   Inventories                                          (50,824)      (253,309)
   Prepaid expenses and other current assets             46,328         19,804
  Accrued interest on convertible debentures             62,400         47,484
   Provision for product replacements                  (125,864)        38,106
   Accounts payable and accrued expenses                (56,533)      (556,154)
                                                  --------------  -------------

Net cash provided by operating activities               176,166        348,060
                                                  --------------  -------------

Cash flows from investing activity:
  Proceeds from disposition of property
   and equipment                                              -         51,006
   Purchases of property and equipment                 (129,996)      (234,848)
                                                  --------------  -------------

Net cash used in investing activity                    (129,996)      (183,842)
                                                  --------------  -------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit              (274,464)        78,708
   Proceeds from long term debt                         131,798         35,782
   Repayment of long term debt                          (97,050)      (162,502)
   Proceeds from subscriptions receivable                     -          2,541
   Increase (decrease) in due to stockholders           (43,466)       218,330
                                                  --------------  -------------

Net cash (used in) provided by financing
   activities                                          (283,182)       172,859
                                                  --------------  -------------

Effect of exchange rate changes on cash                  (3,540)        40,837
                                                  --------------  -------------

(Decrease) increase in cash                            (240,552)       377,914

Cash, beginning of period                               441,983        168,748
                                                  --------------  -------------

Cash, end of period                               $     201,431   $    546,662
                                                  ==============  =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest     $     102,019   $     28,982
                                                  ==============  =============

     Cash paid during the period for taxes        $           -   $          -
                                                  ==============  =============

Non-Cash Investing and Financing Activities:

Conversion of due to shareholder in investment
   in subsidiary and corresponding increase in
   minority interest                              $           -   $    610,886
                                                  ==============  =============


          See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (Unaudited)


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

The accompanying unaudited consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries and OSMXM, inc. ("OS") for the six-month period ended December 31, 2005 and 2004, respectively and OSMXM, Inc. ("OS) from July 1, 2004 through December 31, 2004. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2005, the provision for doubtful accounts was approximately $690,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends. At December 31, 2005, the provision for product returns was approximately $200,000.

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


                                                                  2005                2004
                                                                ----------        -----------
Net income as reported:                                         $ 158,748         $  180,016
Deduct: Total stock-base employee compensation expense
           determined under fair value based method for all
           awards, net of related tax effects                    (124,376)          (124,094)
                                                                ----------        -----------
Net income pro forma                                            $  34,372         $   55,922
                                                                ==========        ===========


                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of the options granted during the six-month period ended December 31, 2004 was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 3.7%; stock volatility of 44%; no dividends; estimated life of 48 months; and no dividend expected during the term.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2005, the exchange rate for the Euros (EUR) was $1.18 US for 1.00 EUR.

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

Inventories at December 31, 2005 consist of the following:

Finished goods                                                $ 2,164,061
Work-in-process                                                   808,384
Raw materials                                                     333,570
                                                              ------------
                                                              $ 3,306,015
                                                              ============

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

The Company's goodwill at December 31, 2005 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at December 31, 2005 is not impaired.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2005, the Company believes that there has been no impairment of its long-lived assets.

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,175,000 options outstanding at December 31, 2005. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. Common share equivalents have been excluded from the computation of the diluted earnings per share due to their anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at December 31, 2005 because of the relatively short maturity of the instruments. The carrying value of, capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at December 31, 2005 based upon terms available for companies under similar arrangements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $200,000 at December 31, 2005. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At December 31, 2005, the financial institution insured approximately $4.0 million of the Company's accounts receivables. One of the Company's customers accounted for approximately 14% of its net accounts receivable at December 31, 2005. No other customers accounted for more than 10% of its net accounts receivables.


Customers Concentration Risk

Three of the Company's customers accounted for 17%, 11%and 10% of its revenues, respectively, during the six-month ended December 31, 2005, and one of the Company's customers accounted for 13% of its revenues, respectively, during the six-month ended December 31, 2004. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES

On October 9, 2003, OS entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and was payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest accrued at 15% per annum. The conversion price for one convertible debenture amounting to $498,750 was the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 was the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for the third convertible debenture amounting to $1,250 was $0.001. As part of the Agreement, OS was required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES-continued

During the six-month period ended December 31, 2005 and 2004, the amortization of the debt discount amounted to approximately $236,000 and $198,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements.

NOTE 5 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,630,000. The Company has used approximately $740,000 under such lines of credit at December 31, 2005. The lines of credit bear interest at the EURIBOR rate plus 2.0% (2.107% at December 31, 2005). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $1.2 million and inventories of approximately $3.1 million.

NOTE 6 - PROMISSORY NOTE

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a subsidiary of the distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement and related claims. The note bears interest at the rate of 6.75% per annum. In connection with this agreement, a subsidiary of the distributor agreed to file a pre-marketing approval of the Company's breast implants with the Food and Drug Administration ("FDA").

During the second quarter of fiscal 2006, the distributor notified the Company of claims that the Company owes the distributor approximately $3.3 million under the revolving promissory note and $1,050,000 under the amended distribution agreement. However the Company believes that there are substantial grounds for the Company to claim that the subsidiary of the distributor is in breach of its obligations under the amended distribution agreement thereby giving the Company justification to withhold payment under the revolving promissory note. The Company has provided for a provision for such claims aggregating $1,316,000 at December 31, 2005. While the Company believes that the outcome of the dispute of any claims will be less than the amount it has provided for such claims at December 31, 2005, the Company has not recognized any gain or loss on contingency in its accompanying financial statements at December 31, 2005.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 7 - LEGAL CONTINGENCIES-continued

03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only. On October 5, 2005, the Administrative Judge transferred all of the Kwartin family lawsuits to one judge in the Eleventh Judicial Circuit.

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

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs allege claims strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The lawsuit is in the discovery phase and the trial is scheduled for March of 2006. Our distributor, PIP America, has settled the lawsuit against it. PIP America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity. PIP has filed motions for summary judgment, which are pending.

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

In April, 2005, Heritage Worldwide, Inc. and PIP were sued in New York state court by a New York law firm, Morrison Cohen, for alleged unpaid legal fees and expenses. Heritage removed the lawsuit to federal court, where it remains pending. The parties reached an amicable resolution in December 2005 and the lawsuit is awaiting dismissal by the Court. The Company has paid $100,000 to settle this claim.

In July 2005, IP Resource Ltd ("IP"),a British corporation sued PIP for alleged patent infringement and claims in excess of $2.1 million in damages.

PIP is aware of two other product liability lawsuits ( one filed in February 2004 and the other one in October 2004) as well a lawsuit claiming breach of client arising out of the sale by PIP America of the Company's products, but it has not been served with process in any such lawsuit.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

NOTE 15 - LEGAL CONTINGENCIES (continued)

Other than certain of its own product replacement claims that it is administering, PIP America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $780,000 at December 31, 2005 in connection with these matters.

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

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the three-month period ended December 31, 2005 and 2004. Information about the Company's sales in different geographic locations for the three-month period ended September 30, 2005 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                      Six-month Periods
                                      Ended December 31,
                                  2005                  2004
                                ------------       ------------
France                          $ 1,027,343        $ 1,450,126
Outside of France                 5,319,410           4,507,615
                                ------------       ------------
                                $ 6,346,753        $ 5,957,741
                                ============       ============

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

Goodwill. At December 31, 2005, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2005, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $570,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

RESULTS OF OPERATIONS

                 CONSOLIDATED STATEMENTS OF OPERATIONS




                                            For the Six-Month Period Ended           Increase/      Increase/
                                                    December 31,                    (Decrease)     (Decrease)
                                         ---------------------------------------  2005 vs 2004   2005 vs 2004
                                                 2005                  2004             $              %
                                         ------------------    ----------------------------------------------
Revenues                                 $       6,346,753     $      5,957,741   $    389,012          6.5%

Cost of revenues                                 2,640,067            2,873,773       (233,706)        -8.1%
                                         ------------------    ----------------------------------------------

     Gross profit                                3,706,686            3,083,968        622,718         20.2%
                                         ------------------    ----------------------------------------------

Operating expenses:
  Selling, general and administrative            2,693,638            2,072,622        621,016         30.0%
  Research and development                         521,612              528,210         (6,598)        -1.2%
                                         ------------------    ----------------------------------------------

     Total operating expenses                    3,215,250            2,600,832        614,418         23.6%
                                         ------------------    ----------------------------------------------

Income before other expenses and
     income taxes                                  491,436              483,136          8,300          1.7%
                                         ------------------    ----------------------------------------------

Other expenses:
  Other expense                                          -               (8,147)         8,147      NM
  Gain in equity investment                         20,495               30,621        (10,126)       -33.1%
  Interest expense                                (322,622)            (315,060)         7,562         -2.4%
                                         ------------------    ----------------------------------------------

     Total other expenses                         (302,127)            (292,586)        (9,541)         3.3%
                                         ------------------    ----------------------------------------------

 Income before minority interest                   189,309              190,550         (1,241)        -0.7%

Minority interest                                  (30,561)              (9,934)        20,627       -207.6%
                                         ------------------    ----------------------------------------------

Net income (loss)                        $         158,748     $        180,616   $    (21,868)       -12.1%
                                         ==================    ==============================================


NM: not meaningful

Six months Ended December 31, 2005 Compared with Six months Ended September 30, 2004

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the six-month period ended December 31, 2005 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to new distributors in countries other than France, such as in Latin America, offset by a decrease in volume of breast implants sold in France and Great Britain, and a reduction in sales price of breast implants.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The decrease in costs of revenues during the six-month period ended December 31, 2005 is primarily attributable to lower incidents of spoilage of unfinished goods when compared to the prior year period.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses professional fees and allowance for bad debts. The increase in selling, general and administrative expenses during the six-month period ended December 31, 2005 when compared to the prior year period is primarily due to a reduction of provisions for bad debts and litigations recorded during the six-month ended December 31, 2004. These reductions in provisions resulted from increased level of insurance of accounts receivable which occurred during that period as well as lower risk in negative outcome of litigations.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The research and development expenses during the six-month period ended December 31, 2005 is substantially comparable to the prior year period.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The interest expense during the three-month period ended December 31, 2005 is substantially comparable to the prior year period.

Liquidity and Capital Resources

During the six-month period ended December 31, 2005, we have generated cash flows from operating activities of approximately $180,000, which is due to the following:

o         Our net income of approximately $159,000 adjusted for non-cash items:
          debt discount of approximately $236,000, depreciation of $248,000, a decrease in provision for doubtful accounts of approximately $290,000. Additionally, our provision for product replacements decreased by approximately $126,000.

o         We incurred capital expenditures of approximately $130,000.
o Our net cash provided by operating activities together with proceeds from issuance of long-term debt and our available cash, funded repayment on our lines of credit and long-term debt of approximately $274,000 and $98,000, respectively.

During the six-month period ended December 31, 2004, we have generated cash flows from operating activities of approximately $348,000, which is due to the following:

o         Our net income of approximately $180,000 adjusted for non-cash items:
          debt discount of approximately $198,000, depreciation of $116,000, a decrease in provision for doubtful accounts of approximately $284,000. Additionally, our accounts receivable and accounts payable decreased by approximately $862,000 and $556,000, respectively.
o         We incurred capital expenditures of approximately $235,000.
o Our net cash provided by operating activities funded repayment on our long-term debt of approximately $160,000. Additionally, we generated proceeds of approximately $218,000 from advances from a stockholder, Milo Finance, SA, which was converted into shares of our subsidiary PIP..

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



                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. Plaintiffs allege claims strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas' Deceptive Trade Practices Act. Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys' fees and costs. The lawsuit is in the discovery phase and the trial is scheduled for March of 2006. Our distributor, PIP America, has settled the lawsuit against it. PIP America had, prior to settling, tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity. PIP has filed motions for summary judgement, which are pending.

In April, 2005, Heritage Worldwide, Inc. and PIP were sued in New York state court by a New York law firm, Morrison Cohen, for alleged unpaid legal fees and expenses. The parties reached an amicable resolution in December 2005 and is awaiting dismissal by the Court. The Company paid $100,000 to Morrison Cohen as part of the settlement.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

        Exhibit No.     Description
        -----------     -----------
        31.1            Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.  Filed
                        herewith.
        31.2            Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.  Filed
                        herewith.
        32.1            Certification of Chief Executive Officer pursuant to 18
                        U.S.C Section 1350. Filed Herewith
        32.2            Certification of Chief Financial Officer pursuant to 18
                        U.S.C Section 1350. Filed Herewith.
        99              Risk Factors
---------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HERITAGE WORLDWIDE, INC.
                                                         (Registrant)

Date:  February 12, 2006                           By: /s/ Alain Sereyjol-Garros
                                                       -------------------------
                                                       Alain Sereyjol-Garros
                                                       Chief Executive Officer


                                                   By: /s/ Claude Couty
                                                       -------------------------
                                                       Claude Couty
                                                       Chief Financial Officer