Form 10QSB
period 2006-03-31
HERITAGE WORLDWIDE INC
filed 2006-05-17
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at May 10, 2006 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                           $      463,975
  Accounts receivable, net of an allowance for doubtful
   accounts of $ 680,057 and an allowance for product
   returns of $196,523                                                4,714,062
  Inventories                                                         3,837,138
  Prepaid expenses and other current assets                             992,214
                                                                 --------------

     Total current assets                                            10,007,389

Property and equipment, net of accumulated depreciation
 of $2,739,702                                                        1,344,027
Goodwill                                                                989,052
Investment in SCI Lucas                                                 537,824
Other assets                                                            317,677
                                                                  --------------

     Total assets                                                 $  13,195,969
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                                 $   1,115,500
  Accounts payable and accrued expenses                               4,475,403
  Current portion of long term debt                                      93,727
  Reserve for product replacements                                      299,267
                                                                  --------------

     Total current liabilities                                        5,983,897

Convertible debentures and related accrued interest payable,
 net of discount of $1,608,556                                        2,621,129
Long term debt, net of current portion                                  729,591
                                                                  --------------

     Total liabilities                                                9,334,617
                                                                  --------------

Minority interest                                                       892,343
                                                                  --------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
   18,160,299 issued and 17,410,299 outstanding                          17,411
  Additional paid-in capital                                          5,748,381
  Accumulated other comprehensive income (foreign currency
   translation adjustment)                                            1,434,449
  Accumulated deficit                                                (4,231,232)
                                                                  --------------


     Total stockholders' equity                                       2,969,009
                                                                  --------------

     Total liabilities and stockholders' equity                   $  13,195,969
                                                                  ==============


            See Notes to Unaudited Consolidated Financial Statements.
                                        3

                 HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited)


                                             For the Three-Month Period Ended  For the Nine-Month Period Ended
                                                         March 31,                        March 31,
                                              ------------------------------    -----------------------------
                                                  2006            2005             2006            2005
                                              --------------  --------------    ------------  ---------------
Revenues                                      $   3,380,558   $   3,484,834     $ 9,727,311   $    9,442,575

Cost of revenues                                  1,531,988         923,979       4,172,055        3,797,752
                                              --------------  --------------    ------------  ---------------

     Gross profit                                 1,848,570       2,560,855       5,555,256        5,644,823
                                              --------------  --------------    ------------  ---------------

Operating expenses:
  Selling, general and administrative             1,648,838       1,503,344       4,342,476        3,575,966
  Research and development                          258,637         284,905         780,249          813,115
                                              --------------  --------------    ------------  ---------------

     Total operating expenses                     1,907,475       1,788,249       5,122,725        4,389,081
                                              --------------  --------------    ------------  ---------------

Income before other expenses and
minority interest                                   (58,905)        772,606         432,531        1,255,742
                                              --------------  --------------    ------------  ---------------

Other expenses:
  Other income (expense)                                  -           8,147               -                -
  Gain in equity investment                          11,513          22,446          32,008           53,067
  Interest expense                                 (156,512)       (198,510)       (479,134)        (513,570)
                                              --------------  --------------    ------------  ---------------

     Total other income (expenses)                 (144,999)       (167,917)       (447,126)        (460,503)
                                              --------------  --------------    ------------  ---------------

Net income before minority interest                (203,904)        604,689         (14,595)         795,239

Minority interest                                    14,428         (51,515)        (16,133)         (61,449)
                                              --------------  --------------    ------------  ---------------

Net (loss) income                                  (189,476)        553,174         (30,728)         733,790

Other comprehensive income, net of taxes
  Foreign currency translation adjustment           247,268        (183,376)       (112,953)         279,826
                                              --------------  --------------    ------------  ---------------

     Comprehensive income                     $      57,792   $     369,798     $  (143,681)  $    1,013,616
                                              ==============  ==============    ============  ===============

Basic net income per common share             $       (0.01)  $        0.03     $     (0.00)  $         0.04
                                              ==============  ==============    ============  ===============

Basic weighted average common
shares outstanding                               17,410,299      17,410,299      17,410,299       17,410,299
                                              ==============  ==============    ============  ===============

Diluted net income per share                  $       (0.01)  $        0.03     $     (0.00)  $         0.04
                                              ==============  ==============    ============  ===============

Diluted weighted average common share
outstanding                                      17,410,299      17,410,299      17,410,299       17,410,299
                                              ==============  ==============    ============  ===============


            See Notes to Unaudited Consolidated Financial Statements.

                  HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)


                                                 For the Nine-Month Period Ended
                                                             March 31,
                                                  ----------------------------
                                                      2006           2005
                                                  -------------  -------------

Cash flows from operating activities:
Net income                                        $    (30,728)  $    733,790
Adjustments to reconcile net income to net cash
provided by operating activities:
   Interest expense related to debenture discount      357,871        329,368
   Fair value of options                                62,188              -
   Depreciation and amortization                       363,809        158,796
   Provision for doubtful accounts                    (335,595)      (166,940)
  Loss on disposition of property                                         989
   Gain on equity investment                           (32,008)       (53,067)
   Minority interest                                    16,133         61,449
Change in operating assets and liabilities:
   Accounts receivable                                 112,723        569,222
   Inventories                                        (559,875)    (1,090,577)
   Prepaid expenses and other current assets          (151,364)        15,817
  Accrued interest on convertible debentures            91,990         89,875
   Provision for product replacements                 (126,081)             -
   Accounts payable and accrued expenses               (67,170)      (201,948)
                                                  -------------  -------------

Net cash provided (used in) by operating
 activities                                           (298,107)       446,774
                                                  -------------  -------------

Cash flows from investing activity:
  Proceeds from disposition of property and
   equipment                                                 -         51,520
   Purchases of property and equipment                 (93,657)      (368,144)
                                                  -------------  -------------

Net cash used in investing activity                    (93,657)      (316,624)
                                                  -------------  -------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit              102,682        (58,253)
   Proceeds from long term debt                        483,680         35,782
   Repayment of long term debt                        (127,978)      (194,983)
  Proceeds from subscription receivable                      -          2,541
   Increase (decrease) in due to stockholders          (51,649)       174,604
                                                  -------------  -------------

Net cash (used in) provided by financing
 activities                                            406,735        (40,309)
                                                  -------------  -------------

Effect of exchange rate changes on cash                  7,021         72,053
                                                  -------------  -------------

(Decrease) increase in cash                             21,992        161,894

Cash, beginning of period                              441,983        168,748
                                                  -------------  -------------

Cash, end of period                               $    463,975   $    330,642
                                                  =============  =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest     $    102,019   $     73,832
                                                  =============  =============

     Cash paid during the period for taxes        $          -   $          -
                                                  =============  =============

Non-Cash Investing and Financing Activities:

Conversion of due to shareholder in investment
 in subsidiary and corresponding increase in
 minority interest                                $          -   $    610,886
                                                  =============  =============


          See Notes to Unaudited Consolidated Financial Statements.
                                        5

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

The accompanying unaudited consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries and OSMXM, inc. ("OS") for the nine-month period ended March 31, 2006 and 2005, respectively and of OS from July 1, 2004 through March 31, 2005. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2006, the provision for doubtful accounts was approximately $680,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends. At March 31 2006, the provision for product returns was approximately $200,000.

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

Stock options

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

The following pro forma information is to reflect the change from applying the provisions of FAS 123 and APB 25:


                                                             For the three-month period
                                                                   Ended March 31,
                                                                 2006              2005
                                                           --------------     -------------
Net (loss) income as reported:                             $     (30,728)     $    733,790
Deduct: Total stock-base employee compensation expense
         determined under fair value based method for
         all awards, net of related tax effects                 (124,376)         (186,141)
                                                           --------------     -------------
Net (loss) income pro forma                                $    (155,104)     $    547,649
                                                           ==============     =============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No options were issued during the three-month period ended March 31, 2006.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2006, the exchange rate for the Euros (EUR) was $1.19 US for 1.00 EUR.

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

Inventories at March 31, 2006 consist of the following:

Finished goods                                                $ 2,535,976
Work-in-process                                                   878,622
Raw materials                                                     422,540
                                                              -----------
                                                              $ 3,837,138
                                                              ===========
Goodwill

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's goodwill results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at March 31, 2006 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At March 31, 2006, the Company believes that there has been no impairment of its long-lived assets.

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,175,000 options outstanding at March 31, 2006. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. Common share equivalents have been excluded from the computation of the diluted earnings per share due to their anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at March 31, 2006 because of the relatively short maturity of the instruments. The carrying value of, capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at March 31, 2006 based upon terms available for companies under similar arrangements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

 In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" (FAS 154). FAS 154 replaces Accounting Principals Board Opinion No. 20 (APB 20) and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements", and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of the Company's fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $200,000 at March 31, 2006. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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


Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At March 31, 2006, the financial institution insured approximately $4.0 million of the Company's accounts receivables. One of the Company's customers accounted for approximately 14% of its net accounts receivable at March 31, 2006. No other customers accounted for more than 10% of its net accounts receivables.


Customers Concentration Risk

Two of the Company's customers accounted for 16% and 13% of its revenues, respectively, during the nine-month period ended March 31, 2006, and two of the Company's customers accounted for 16% and 16% of its revenues, respectively, during the nine-month ended March 31, 2005. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES-continued

During the nine-month period ended March 31, 2006 and 2005, the amortization of the debt discount amounted to approximately $358,000 and $329,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements.

NOTE 5 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $1,630,000. The Company has used approximately $1.1 million under such lines of credit at March 31, 2006. The lines of credit bear interest at the EURIBOR rate plus 2.0% (2.622% at March 31, 2006). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $2.6 million and inventories of approximately $3.8 million.

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

During the second quarter of 2006, the distributor notified the Company that the distributor is owed $3.3 million under a promissory note. The Company disputes that it presently owes the distributor the $3.3 million claimed to be due under the amended distribution agreement and is currently discussing the issues related to the amended distribution agreement and the promissory note with the distributor. The Company believes that the distributor is in breach of the amended distribution agreement and that the Company has incurred significant damages in excess of the $3.3 million that the distributor claims to be owed under the promissory note. The Company has provided for a provision for such claims aggregating $1,316,000 at March 31, 2006.

NOTE 7 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP America, PIP/USA, Inc., Jean Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants. Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 7 - LEGAL CONTINGENCIES-continued
Kwartin filed another lawsuit assigned Case No.
0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only. On October 5, 2005, the Administrative Judge transferred all of the Kwartin family lawsuits to one judge in the Eleventh Judicial Circuit.

In November of 2003, Jessica Fischer Schnebel and fifteen other women commenced a putative class action lawsuit against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Third Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. PIP's response to the Third Amended Consolidated Class Action Complaint is due on May 26, 2006. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. This action was settled in the third quarter of fiscal 2006 for approximately $280,000. The Company had previously provided for this claim and there were no impact on the results of operations for the nine-month period ended March 31, 2006.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing. The litigation is not set for trial yet.

PIP and PIP America were sued by a Susan Largent in the United States District Court for the District of New Mexico in August of 2004 for alleged product liability and other related claims. PIP denies any liability to the Plaintiff and has answered the Complaint and asserted affirmative defenses. The lawsuit is set for trial in December of 2006.

In April of 2006, PIP was served with four product liability lawsuits in Texas entitled Melissa Stoltz, et al. v. Poly Implant Protheses, S.A., et al., Case
No.:  2005CI18773,  District Court of Bexar County, Texas; Lisa Anderson, et al.
v. Poly Implant Protheses, S.A. et al., Case No.: DC-05-12614, District Court of Dallas County, Texas; Rose Healey, et al. v. Poly Implant Protheses, S.A. et al., Case No.: 2005-65625, District Court of Harris County, Texas; Landa Joly et al. v. Poly Implant Protheses, S.A. et al., Case No.: 05-11-63,596-B, District Court of Victoria County, Texas. PIP has removed these lawsuits to federal court and filed Answers and Affirmative Defenses.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 15 - LEGAL CONTINGENCIES (continued)

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

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the nine-month period ended March 31, 2006 and 2005. Information about the Company's sales in different geographic locations for the nine-month period ended March 31, 2006 and 2005, respectively, is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                      Nine-month Periods
                                       Ended March 31,
                                  2006                2005
                              -----------        -----------
France                        $ 1,660,895        $ 2,103,324
Outside of France               8,066,416          7,339,251
                              -----------        -----------
                              $ 9,727,311        $ 9,442,575
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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our consolidated financial statements included in our 2005 Form 10-KSB. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Stock-Based Compensation.

We account for stock options issued to employees in accordance with the provisions of SFAS No. 123(R), "Share-Based Payment," In December 2004, the FASB issued SFAS No. 123(R) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively. The valuation of such share-based payments requires significant judgment. We exercise our judgment in determining the various assumptions associated with the associated share-based payments as well as the expected volatility related to their fair value. We base our estimate of the share-based payments on our interpretation of the underlying agreements and historical volatility of our stock price.

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

RESULTS OF OPERATIONS

                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                           For the Nine-Month Period Ended      Increase/      Increase/
                                                     March 31,                 (Decrease)     (Decrease)
                                      --------------------------------------- 2006 vs 2005   2006 vs 2005
                                             2006                  2005             $              %
                                      ------------------    ----------------------------------------------
Revenues                              $       9,727,311     $      9,442,575    $   284,736          3.0%

Cost of revenues                              4,172,055            3,797,752        374,303          9.9%
                                      ------------------    ----------------------------------------------

     Gross profit                             5,555,256            5,644,823        (89,567)        -1.6%
                                      ------------------    ----------------------------------------------

Operating expenses:
  Selling, general and administrative         4,342,476            3,575,966        766,510         21.4%
  Research and development                      780,249              813,115        (32,866)        -4.0%
                                      ------------------    ----------------------------------------------

     Total operating expenses                 5,122,725            4,389,081        733,644         16.7%
                                      ------------------    ----------------------------------------------

Income before other expenses and
     income taxes                               432,531            1,255,742       (823,211)       -65.6%
                                      ------------------    ----------------------------------------------

Other expenses:
  Other expense                                       -                    -              -           NM
  Gain in equity investment                      32,008               53,067        (21,059)       -39.7%
  Interest expense                             (479,134)            (513,570)       (34,436)         6.7%
                                      ------------------    ----------------------------------------------

     Total other expenses                      (447,126)            (460,503)        13,377         -2.9%
                                      ------------------    ----------------------------------------------

 Income before minority interest                (14,595)             795,239       (809,834)      -101.8%

Minority interest                               (16,133)             (61,449)       (45,316)        73.7%
                                      ------------------    ----------------------------------------------

Net income (loss)                     $         (30,728)    $        733,790    $  (764,518)      -104.2%
                                      ==================    ==============================================


NM: not meaningful

Nine months Ended March 31, 2006 Compared with Nine months Ended March 31, 2005

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the six-month period ended March 31, 2006 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to new distributors in countries other than France, such as in Latin America, offset by a decrease in volume of breast implants sold in France and Great Britain, and a reduction in sales price of breast implants.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the nine-month period ended March 31, 2006 is primarily attributable to an increase of the costs of raw materials.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses professional fees and allowance for bad debts. The increase in selling, general and administrative expenses during the nine-month period ended March 31, 2006 when compared to the prior year period is primarily due to increased legal costs associated with class action lawsuits in the United States, and increased marketing expenses associated with promoting our products worldwide.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The research and development expenses during the nine-month period ended March 31, 2006 is substantially comparable to the prior year period.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The interest expense during the nine-month period ended March 31, 2006 is substantially comparable to the prior year period.

Liquidity and Capital Resources

During the nine-month period ended March 31, 2006, we have used cash flows for operating activities of approximately $290,000, which is due to the following:

     o Our net income of approximately $31,000 adjusted for non-cash items: debt discount of approximately $358,000, depreciation of $364,000, a decrease in provision for doubtful accounts of approximately $335,000. Additionally, our provision for product replacements decreased by approximately $126,000.
     o    We incurred capital expenditures of approximately $94,000.
     o Our proceeds from issuance of long-term debt and line of credit amounting to approximately $483,000 and $103,000, respectively, funded our operating activities as well as capital expenditures of approximately $94,000 and repayment of long-term debt of approximately $128,000.

During the nine-month period ended March 31, 2005, we have generated cash flows from operating activities of approximately $447,000, which is due to the following:

     o Our net income of approximately $734,000 adjusted for non-cash items: debt discount of approximately $329,000, depreciation of $159,000, a decrease in provision for doubtful accounts of approximately $166,000. Additionally, our accounts receivable decreased by approximately $569,000 and our inventory increased by $1.1 million.
     o    We incurred capital expenditures of approximately $368,000.
     o Our net cash provided by operating activities funded repayment on our long-term debt of approximately $194,000. Additionally, we generated proceeds of approximately $175,000 from advances from a stockholder, Milo Finance, SA, which was converted into shares of our subsidiary PIP..

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



                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. This claim was settled during the third quarter of fiscal 2006 by the Company for $280,000.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

During April 2006, we were informed by the District Attorney's office of the Appeals Court of Aix-en-Provence, France, that Alain Sereyjol-Garros, one of our directors and officers, cannot directly or indirectly, manage or control a French commercial, professional, or industrial enterprise, such as our main subsidiary, PIP. According to the District Attorney's office, on November 15, 2000, Mr. Garros was convicted by a French court of breach of trust and misuse of funds and fraudulent use of corporate property for his personal use, in the last 10 years. As a result of the above-mentioned conviction, he was sentenced by the Criminal Chamber [division] of the Appeal Court of Aix-en-Provence (5th chamber) to a term of at least three months of imprisonment without suspension in this particular case, to ten months of imprisonment with suspended sentence, and to three years probation from which three months were revoked by a decision of the said division on November 22, 2005. Mr. Sereyjol-Garros resigned from our subsidiary's oversight committee on April 26, 2006. We are in discussion with Mr. Garros to secure his resignation from all positions with the Company.

ITEM 6.     EXHIBITS

              (a)  Exhibits

        Exhibit No.    Description

        31.1           Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
                       Filed herewith.
        31.2           Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
                       Filed herewith.
        32.1           Certification of Chief Executive Officer pursuant to 18
                       U.S.C Section 1350. Filed Herewith.
        32.2           Certification of Chief Financial Officer pursuant to 18
                       U.S.C Section 1350. Filed Herewith.
        99             Risk Factors














                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HERITAGE WORLDWIDE, INC.
                                                      (Registrant)

Date:  May 16, 2006                              By: /s/ Jean Claude Mas
                                                         -----------------------
                                                         Jean Claude Mas
                                                         Chairman of the Board


                                                 By: /s/ Claude Couty
                                                         -----------------------
                                                         Claude Couty
                                                         Chief Financial Officer