Form 10KSB
period 2006-06-30
HERITAGE WORLDWIDE INC
filed 2006-09-29
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                        For the year ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  [ ] No  [X]

Issuer's revenues for its most recent fiscal year: $15,269,330

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 25, 2006, was approximately $3,920,000.

The total number of shares of the issuer's common stock, $.001 par value, outstanding on September 25, 2006, was 17,410,299.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to our penetration of new geographical markets, competition, governmental regulations, and financing for working capital purposes, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended June 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Heritage Worldwide, Inc. ("Heritage" or the "Company") was originally incorporated in Louisiana in 1983 and changed its domicile to Delaware in the third quarter of 2001.

Heritage entered into an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity formed in 1991 that manufactures and internationally distributes breast implants, body support products and other implants. The transactions contemplated by the Agreement closed on March 1, 2003. Under the terms of the Agreement, the Company acquired 225,504 shares of the capital stock of PIP from Milo, which represented approximately 99.3% of PIP's outstanding capital stock. As of June 30, 2006, our ownership of PIP amounts to 93.27%, following a financing in October 2004 in which Milo increased its ownership of PIP.

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

As one of the largest manufacturer of breast implants sold in the international market and manufacturer of body support products, the Company intends to develop and market other implants. The Company markets its products in approximately 45 countries worldwide. The Company previously sold certain breast implant products in the U.S. market until May 2000, when due to changes in FDA regulations, the Company withdrew its products. We intend to re-enter the U.S. market when we can satisfy current FDA requirements relating to breast implants. Meanwhile, during fiscal 2005, we entered numerous new markets in Latin America, Eastern Europe, and Australia.

STRATEGY

Our strategy in growing our operations consists of the following four-prong approach:

     o Expanding the geographical markets, such as the People's Republic of China, in which we market our products. Additionally, we intend to re-enter the U.S. market when and if Medicor Ltd ("Medicor"), our US distributor, satisfies certain FDA requirements on our behalf;
     o Developing and enhancing new products to meet the needs of existing and potential users, physicians and patients, such as developing different body support products;
     o Developing and maintaining strategic technology relationships allowing us to improve existing product offerings and to develop new product lines; and
     o Developing and maintaining our distribution channels, from which we can leverage the efforts of national, regional and local distributors in order to comply with the respective governmental regulations and to increase our knowledge of markets in which such distributors operate.

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

In March 2004, our U.S. distributor (Medicor, Inc. and/or III Acquisition Corp.) agreed to sponsor the regulatory process for marketing approval of our saline-filled breast implant products in the U.S. The exclusive distribution agreement provides that the distributor will submit a Pre-Market Approval ("PMA") to the FDA by December 2005 and allow Medicor to distribute all our products in the US. The agreement terminates in 2014 and may be extended for two five-year periods at Medicor's option. The agreement may be terminated earlier if either we or Medicor compete directly or indirectly in the US. Should Medicor fail to timely secure the FDA's acceptance of our products, Medicor will forgive a debt we owe them amounting to approximately $1 million. Due to Medicor's delay in submitting the PMA to the FDA, we are in the process of requesting information from Medicor as to its status. The Company is unable to determine whether the distributor will ever complete the PMA.

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

COMPETITION AND MARKET

The number of breast augmentations reportedly performed in the U.S. during 2005 was 250,000, which constitutes only a portion of the worldwide market for breast implants. Our major international competitors are two U.S. based public companies, Mentor Corp. and Inamed Corp. Based on publicly available sales figures, these two companies rank first and second, respectively, in global sales of breast implants. Mentor and Inamed currently control the U.S. market, which represents the majority of the global market. We are currently ranked first in implant sales in Colombia and Great Britain, and second in France and Spain. We also compete internationally with Silimed, Eurosilicone, Nagor, Laboratories Sebbin and LPI. Medicor, which is also our US distributor, purchase Eurosilicone in 2004. To our knowledge, these companies tend to focus their sales efforts on their own respective regional or local markets, rather than national or international markets.

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

DISTRIBUTION

We sell our products directly and indirectly through independent distributors and sales representatives to surgeons and clinics in approximately 44 countries (with the exception of the U.S.). The Company also employs telemarketing, which is designed to increase sales through follow-up on leads, and the distribution of product information to potential customers. The Company supplements its other marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, the Company sponsors symposia and educational programs to familiarize surgeons with the techniques and methods of using the Company's products.

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

Two of our major customers accounted for 22% and 12% of our revenues during 2006, and 16% and 13% during 2005. We are trying to diversify our customer base and introduce our products in new countries to minimize dependence on certain customers.

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

During July 2005, the FDA approved, with some pre-conditions, a PMA application to market silicone gel filled breast implants in the US from one of our competitors, Mentor, Inc. We are unable to determine whether FDA will ultimately accept the distribution in the US of silicone gel-filled breast implants by us or any of our competitors.

Medicor, the company responsible in securing the required FDA approval for the marketing of the Company's saline breast implants in the U.S., has advised us that it is in the process of gathering all the critical information necessary to obtain such approval. The Company is unable to determine whether Medicor will ever submit a complete PMA to the FDA.

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

During fiscal years 2006 and 2005, the Company incurred research and development expenses of approximately $1.5 million and $1.1 million, respectively. We own three patents. We hold one patent in France for certain of our manufacturing processes associated with the gel-filled implants, as well as one European Community patent, and one U.S. patent for breast implants design. The French and European patents are valid for 20 years while the U.S. patent is valid for 15 years.

EMPLOYEES AND HEALTH AND SAFETY/ENVIRONMENTAL REGULATIONS.

As of June 30, 2006, the Company had 126 total and full-time employees in active service. We consider our relations with our employees to be satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our headquarters, offices and manufacturing facilities in la Seyne-sur-Mer in southern France. This facility is approximately 33,000 square feet. We rent such facilities from a real estate holding company in which we hold an interest of 38.05%. Our Chairman of the Board, Mr. Jean-Claude Mas, holds an interest of approximately 30.5% in the real estate holding company. The rental expense associated with the French facilities amounted to approximately $407,000 and $488,000 during 2006 and 2005, respectively.

We also have office facilities of approximately 4,000 square feet in San Sebastian, Spain, which we rent from an unaffiliated entity pursuant to a short-term lease. These office facilities are used for our marketing and distribution activities in Spain and Latin America. The rental expense associated with the Spain facilities amounted to approximately $10,000 during each of 2006 and 2005.

We believe that such facilities are adequate for our current activities and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Each of the following are legal proceedings that have been filed against the
Company:

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP .America, PIP/USA, Inc., Jean-Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP .America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

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

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. PIP denied any liability to the Plaintiffs and answered the Complaint and asserted affirmative defenses. This lawsuit was settled under confidential terms in March 2006.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing.

PIP and PIP .America were sued by a Susan Largent in the United States District Court for the District of New Mexico in August of 2004 for alleged product liability and other related claims. PIP denied any liability to the Plaintiff and answered the Complaint and asserted affirmative defenses. This lawsuit was settled in under confidential terms in August 2006 and the action was dismissed on August 21, 2006.

In April 2005, Heritage Worldwide, Inc. and PIP were sued in New York state court by a New York law firm, Morrison Cohen, for alleged unpaid legal fees and expenses. Heritage removed the lawsuit to federal court. This lawsuit was settled under confidential terms in December 2005 and the action was dismissed in January 2006.

In April 2006, PIP was served with four product liability lawsuits in Texas entitled Melissa Stoltz, et al. v. Poly Implant Protheses, S.A., et al., Case
No.:  2005CI18773,  District Court of Bexar County, Texas; Lisa Anderson, et al.
v. Poly Implant Protheses, S.A. et al., Case No.: DC-05-12614, District Court of Dallas County, Texas; Rose Healey, et al. v. Poly Implant Protheses, S.A. et al., Case No.: 2005-65625, District Court of Harris County, Texas; Landa Joly et al. v. Poly Implant Protheses, S.A. et al., Case No.: 05-11-63,596-B, District Court of Victoria County, Texas. PIP has removed these lawsuits to federal court and filed Answers and Affirmative Defenses. PIP denies all liability. Discovery is ongoing.

PIP was sued by Jo Ann Sagona Carimi in United States District Court for the Eastern District of Louisiana in August, 2006, Case No. 04-2813, for alleged product liability and other related claims. PIP denies any liability and has not responded to the Complaint.

In July 2005, IP Resource Ltd ("IP"),a British corporation sued PIP at the Tribunal of Paris, 1st Section of the 3rd Chamber for alleged patent infringement of a breast implant design and claims in excess of $2.1 million in damages. No trial date has been scheduled yet.

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

Other than certain of its own product replacement claims that it is administering, PIP .America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $470,000 at June 30, 2006 in connection with these matters.

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

         Year Ended June 30, 2006        High             Low

         First Quarter                   1.07             0.81
         Second Quarter                  0.95             0.80
         Third Quarter                   0.99             0.75
         Fourth Quarter                  0.75             0.55



         Year Ended June 30, 2005        High             Low

         First Quarter                   2.70             0.38
         Second Quarter                  1.55             0.32
         Third Quarter                   0.60             0.48
         Fourth Quarter                  1.01             0.48

At September 25, 2006, there were 17,410,299 shares of our common stock issued and outstanding and 1,125,000 options issued or outstanding, which were granted during fiscal 2005. There are 77 shareholders of record at September 25, 2006. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

We ceased making sales in the U.S. market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40% of our revenues. We are continuing our efforts to re-enter the U.S. by conducting extensive clinical trials, which is a prerequisite to securing FDA approval. Our US distributor, Medicor, which is responsible for filing the PMA with the FDA, is experiencing delays in preparing the PMA. We have requested information from Medicor has to the reasons for such delays and we have not yet received such information.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our consolidated financial statements included in this Form 10-KSB. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the third quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Prior to the adoption of SFAS No. 123R, the Company did not recognize any tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, because no options have ever been exercised. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the "excess tax benefits") be presented as financing cash flows.

In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (the "FSP"). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.

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

As of June 30, 2006, we entered into certain bill and hold arrangements. Such bill and hold arrangements meet the following criteria for revenue recognition:

     o    The risks of ownership passed to the buyer;
     o The customer made a fixed commitment to purchase the breast implants, in writing;
     o The buyer, not us, requested that the transaction be on a bill and hold basis. The buyer had a substantial business purpose for ordering the goods on a bill and hold basis-primarily its on lack of warehousing space;
     o There is a fixed schedule for delivery of the goods. The date for delivery are reasonable and are consistent with the buyer's business purpose;
     o We did not retain any specific performance obligations such that the earning process is not complete;
     o The ordered breast implants were segregated from our inventory and were not subject to being used to fill other orders;
     o    The breast implants were complete and ready for shipment;
     o The date by which we expect payment was not modified and we have not modified our normal billing and credit terms for this buyer;
     o    Our past experiences with and pattern of bill and hold transactions;
     o The buyer has the expected risk of loss in the event of a decline in the market value of the breast implants;
     o    Our custodial risks are insurable and insured;
     o The business reasons for the bill and hold have not introduced a contingency to the buyer's commitment.

Accounts receivables and related allowance for doubtful accounts. Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At June 30, 2006, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At June 30, 2006, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $[] relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

Results of Operations

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For the Year Ended           Increase/      Increase/
                                                           June 30,                (Decrease)     (Decrease)
                                            -------------------------------------- 2004 vs 2003   2004 vs 2003
                                                  2006                  2005             $              %
                                            ------------------    ----------------------------------------------
Revenues                                    $      15,269,330     $     13,572,317   $  1,697,013         12.5%

Cost of revenues                                    6,818,343            6,022,825        795,518         13.2%
                                            ------------------    ----------------------------------------------

     Gross margin                                   8,450,987            7,549,492        901,495         11.9%
                                            ------------------    ----------------------------------------------

Operating expenses:
  Selling, general and administrative               5,663,352            4,939,083        724,269         14.7%
  Research and development                          1,519,312            1,068,139        451,173         42.2%
                                            ------------------    ----------------------------------------------

     Total operating expenses                       7,182,664            6,007,222      1,175,442         19.6%
                                            ------------------    ----------------------------------------------

Loss before other expenses and
Operating income (loss)                             1,268,323            1,542,270       (273,947)       -17.8%
                                            ------------------    ----------------------------------------------

Other expenses:
 Gain (loss) in equity investment                      44,520               70,101        (25,581)     NM
  Interest expense-related party                     (251,115)                   -       (251,115)     NM
  Interest expense                                   (388,769)            (664,841)       276,072        -41.5%
                                            ------------------    ----------------------------------------------

     Total other expenses                            (595,364)            (594,740)          (624)         0.1%
                                            ------------------    ----------------------------------------------

 Income (loss) before provision for
    income taxes                                      672,959              947,530       (274,571)       -29.0%

  Provision for from income taxes                           -                    -              -      NM
                                            ------------------    ----------------------------------------------

Income (loss) before minority interest                672,959              947,530       (274,751)       -29.0%

Minority interest                                     (66,046)             (66,046)             -          0.0%
                                            ------------------    ----------------------------------------------

Net income (loss)                           $         606,913     $        881,484   $   (274,751)       -31.1%
                                            ==================    ==============================================


NM: not meaningful

Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues is primarily attributable to increased volume of breast implants sold to existing distributors in Latin American countries of $2.0 million offset by a decreased volume of breast implants in France of approximately $200,000.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a percentage of revenues, remained consistent at 44% in fiscal 2006 and 2005.

   Gross Profit

The increase in gross profit in fiscal 2006 when compared to fiscal 2005 is primarily attributable to increased sales of breast implants offset by a commensurate increase in cost of revenues associated with such increased sales.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products and general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. The increase in selling, general and administrative expenses is primarily due to increased legal fees associated with the lawsuits filed in the US and increased marketing expenses associated with marketing our products in a larger number of countries worldwide offset by a reduction in the provision for doubtful accounts.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The increase in research and development expenses in fiscal 2006 when compared to fiscal 2005 is primarily due to higher salaries and related benefits associated with the hiring of research and development to development and expand our product offerings.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. Interest expense together with the interest expense-related party, in fiscal 2006 is at levels comparable to those incurred during fiscal 2005.

Liquidity and Capital Resources

During fiscal 2006, we generated approximately $275,000 in cash flows from operating activities primarily from our profitable operations. Our net income for fiscal 2006 amounted to approximately $607,000, adjusted for amortization of debt discount of approximately $482,000, depreciation of approximately $658,000, a decrease in provision for doubtful accounts of approximately $764,000, and increased provisions of returns of approximately $201,000. Additionally, our accounts receivable increased by approximately $1.7 million due to increased revenues, our inventories increased by approximately $360,000 from higher level of inventories to meet the growing demand of our products, and our accounts payable and accrued expenses increased by approximately $452,000 due to our higher level of expenses commensurate with our increased revenues.

During fiscal 2006, our cash flows from operating activities funded capital expenditures of approximately $204,000. Additionally, we repaid approximately $268,000 of our debt using proceeds from new debt of approximately $521,000. We also made an advance of approximately $73,000 to SCI Lucas, an entity in which we have a minority interest.

During fiscal 2005, we generated approximately $773,000 in cash flows from operating activities primarily from our profitable operations. Our net income for fiscal 2006 amounted to approximately $881,000, adjusted for amortization of debt discount of approximately $448,000, depreciation of approximately $704,000, a decrease in provision for doubtful accounts of approximately $1.5 million, and increased provisions of returns of approximately $197,000. Additionally, our inventories increased by approximately $543,000 from higher level of inventories to meet the growing demand of our products, and our accounts payable and accrued expenses increased by approximately $233,000 due to our higher level of expenses commensurate with our increased revenues.

During fiscal 2005, our cash flows from operating activities funded capital expenditures of approximately $518,000. Additionally, we repaid approximately $348,000 of our debt using proceeds from new debt and increased lines of credit of approximately $192,000 as well as by a contribution in our French subsidiary's capital of approximately $175,000 from a shareholder, Milo Finance.

New Accounting Pronouncements

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.

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

We conduct our product development, manufacturing, marketing, service and support activities with regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to $540,000 at June 30, 2006. At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others. On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants. This new guidance has additional requirements from the FDA's prior guidance dated February 2003. Using the services of an affiliate of Medicor Ltd, we intend to complete our application to the FDA for the pre-market approval of our saline-filled implants for breast augmentation, reconstruction and revision during fiscal 2007, using this new guidance. Any additional changes in FDA guidance may further delay or may otherwise adversely affect our application or our review or approval by the FDA. A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines and competitive position. If our competitors gain regulatory approvals before us in the U.S. or in any other geographical locations, our revenues, income from operations and cash flows from operations, may not grow as anticipated and may even decline.

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

If we fail to prevail in our claim that we owe our U.S. distributor more than $1.3 million, it may adversely impair our financial position, net income and cash flows.

We are disputing an unsubstantiated claim that we owe our U.S. distributor more than $3.3 million. We have recorded an amount due to our U.S. distributor of $1.3 million. While we believe that this claim is without merit, we cannot assure you that we will prevail if this matter is arbitrated. If we fail to prevail this case in arbitration, we could owe an additional $2 million to our U.S. distributor and may adversely impact our financial position, net income and cash flows.

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

Historically, our common stock has also had a low trading volume, and likely will continue to have a low trading volume in the future. We cannot guarantee that an active public market for our common stock will develop and be sustained. Consequently, investors may have difficulty selling a large number of our shares at the price that might be attainable if our shares of common stock were more actively traded. Additionally, we have not always timely filed our quarterly and annual reports, which resulted in our common stock being temporarily delisted from trading on the Over-The-Counter Bulletin Board interruptions in the trading of our stock. This low volume may contribute to the volatility of the market price of our common stock. It is likely that the market price of our common stock will continue to fluctuate significantly in the future.

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Any changes requiring that we record compensation expense in the statement of operations for employee stock options as an example using the fair value method had a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results and the manner in which we conduct our business.

IF WE DETERMINE THAT ANY OF OUR GOODWILL OR INTANGIBLE ASSETS IS IMPAIRED, WE WOULD BE REQUIRED TO RECORD A CHARGE TO EARNINGS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of June 30, 2006, we had approximately $1 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

            Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

            During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

ITEM 8B.  OTHER INFORMATION.

During April 2006, we were informed by the District Attorney's office of the Appeals Court of Aix-en-Provence, France, that our chief executive officer, Alain Sereyjol-Garros, cannot directly or indirectly, manage or control a French commercial, professional, or industrial enterprise, such as our main subsidiary, PIP. Mr. Sereyjol-Garros resigned from our subsidiary's oversight committee on April 26, 2006 We are in discussion with Mr. Garros to secure his resignation as the Company's chief executive officer and director.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below shows certain information about each of our directors and executive officers:

Name                            Age                         Position

Jean-Claude Mas                 67                      Chairman of the Board of
                                                        Directors

Alain Sereyjol Garros           66                      Chief Executive Officer
                                                        and Director

Claude Couty                    54                      Chief Financial Officer
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

During April 2006, we were informed by the District Attorney's office of the Appeals Court of Aix-en-Provence, France, that our chief executive officer, Alain Sereyjol-Garros, cannot directly or indirectly, manage or control a French commercial, professional, or industrial enterprise, such as our main subsidiary, PIP. According to the District Attorney's office, on November 15, 2000, Mr. Garros was convicted by a French court of breach of trust and misuse of funds and fraudulent use of corporate property for his personal use, in the last 10 years. As a result of the aforementioned conviction, he was by the Criminal Chamber division of the Division of the Appeal Court of Aix-en-Provence (5th Chamber) to a term of at least three months of imprisonment without suspension in this particular case, to 10 months of imprisonment with suspended sentence, and to three years' probation from which three months were revoked by a decision of such division on November 22, 2005. Mr. Sereyjol-Garros resigned from our subsidiary's oversight committee on April 26, 2006. Mr. Sereyjol-Garros has so far refused to resign his position as the Company's Chief Executive Officer and Director to comply with the Appeals Court order. We are in discussion with Mr. Garros to secure his resignation as the Company's chief executive officer and director.

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

Management Changes

None

Committees

We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the independence requirements and audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations. We are developing the criteria we will use in identifying, attracting, and retaining such directors. We are unable to determine when and if we will complete the recruiting of new directors during fiscal year 2007.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the our knowledge and based on our review of the various filings made by directors, executive officers and 10% or greater shareholders of the Company, all persons required to file Section 16(a) reports during fiscal year 2006 timely filed such reports, with the exception of Alain Sereyjol-Garros and Eurofortune who filed a schedule 13D on September 16, 2005 while the date of the event requiring the filing of such statement was September 9, 2005.

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


                                 Annual Compensation                        Long-Term Compensation
                                                                            Awards                    Payouts
                                 Fiscal                    Other Annual     Restricted   Securities             All Other
Name and Principal Position      Year     Salary    Bonus  Compensation     Stock        Underlying   LTIP      Compensation
                                          ($)       ($)            ($)      Awards ($)   Options (#)  Payouts       ($)

Jean-Claude Mas, Chairman of     2006     $185,367  $-0-   $-0-             $-0-         -0-          $-0-      $-0-
the Board and Secretary,         2005     $47,927   $-0-   $-0-             $-0-         -400,000     $-0-      $-0-
former Chief Executive           2004     $110,570  $-0-   $-0-             $-0-         -0-          $-0-      $-0-
Officer (1)

Claude Couty, Chief Financial
Officer and General Manager      2006     $182,927  $-0-   $-0-             $-0-         -0-          $-0-      $-0-
                                 2005     $181,771  $-0-   $-0-             $-0-         300,000      $-0-      $-0-
                                 2004     N/A       $-0-   $-0-             $-0-         -0-          $-0-      $-0-

Alain Sereyjol-Garros, Chief
Executive Officer                2006     $-0-      $-0-   $-0-             $-0-         -0-          $-0-      $-0-
                                 2005     $-0-      $-0-   $-0-             $-0-         400,000      $-0-      $-0-
                                 2004     $-0-      $-0-   $-0-             $-0-         -0-          $-0-      $-0-

_____________________________
(1) Mr. Mas became the Chairman, Chief Executive Officer and President in April 2003. Mr Mas resigned as Chief Executive Officer in October 2004 and was replaced by Mr. Sereyjol-Garros.


Executive Employment Agreements

Messrs. Sereyjol-Garros and Mas do not have written employment agreements and Mr. Seryjol-Garros does not receive cash compensation for their services.

Mr. Couty's employment agreement, provides for, among other things, an annual salary of approximately $183,000 and the use of an automobile for business purposes. Upon termination without cause, and except for gross negligence or retirement, Mr. Couty would be entitled to severance payments of 40% of his salary compensation during the prior year. If Mr. Couty is terminated upon a restructuring or a change in control of the Company, Mr. Couty shall receive severance payments that shall not be lower than twelve months of his average compensation if employed between one and two years and thirty-six months of his average compensation if employed more than two years.

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

None

Compensation Committee Interlocks and Insider Participation

The Company has not established a compensation committee. During fiscal 2006, no executive officer of the Company served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that had an executive officer serving as a member of the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of September 14, 2006, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) the Chief Executive Officer and the Named Executive Officer, (iii) the Company's directors, and (iv) all of the Company's current directors and executive officers as a group.

Except as otherwise indicated, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares listed in the table. The percentage ownership of each person listed in the table was calculated using the total number of shares outstanding at September 16, 2006.


                                                                Number of Shares
                                                                Subject to Options,     Total Number of
                                          Number of             Warrants or Other       Shares Beneficially
5% Shareholders, Directors and Officers   Outstanding Shares    Rights                  Owned                 Percent of Class

Milo Finance, S.A.                         13,741,667(1)                     --             13,741,667             78.9%
MediCor Ltd.                                1,212,500(2)                     --              1,212,500              6.9%
Jean-Claude Mas                                       --                     --                     --                 *
Alain Sereyjol Garros                      13,775,096(3)                     --             13,775,096             79.1%
Claude Couty                                          --                     --                     --              -0-%
All directors and executive officers          13,775,096                     --             13,775,096             79.1%
as a group (3 persons)

________________________________
*      Less than 1%.

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

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During 2005, the Company issued options to purchase 1,125,000 shares of common stock. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

Equity Compensation Plan Information

Heritage Worldwide Inc.                     Number of securities       Weighted-average          Number of securities
2004 Stock Option Plan                      to be issued upon          exercise price of         remaining available for
                                            exercise of outstanding    outstanding options,      future issuance under
                                            options, warrants,         warrants, and rights      equity compensation
                                            and rights                                           plans ( excluding
                                                                                                 securities reflect in column (a))
                                                   (a)                         (b)                          (c)
Equity compensation plans
approved by security holders                         -                          -                            -

Equity compensation plans not
approved by security holders                    1,125,000                     $2.16                       875,000

Total                                           1,125,000                     $2.16                       875,000

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our headquarters, offices, and manufacturing facility from a real estate holding company, SCI Lucas, in which we holds an interest of 38.05% pursuant to the lease agreement. Our Chairman of the Board, Mr. Mas, holds an interest of approximately 31% in SCI Lucas. Each lease expires in November 2009. The leases are renewable automatically unless we cancel the leases six months prior to the renewal date. We paid rent and incurred rental expense to SCI Lucas of approximately $407,000 and $487,000 during fiscal 2006 and 2005 respectively. At June 30, 2006 the Company had a non-interest bearing advance of approximately $70,000 owed by SCI Lucas.

Our controlling shareholder, Milo Finance advanced approximately $160,000 to the Company during fiscal 2006. Milo Finance had previously advanced to us approximately $610,000 prior to July 1, 2004. Milo Finance contributed these advances of approximately $770,000 as an infusion of capital in PIP France during fiscal 2006.

ITEM 13. EXHIBITS

(a)(1) Financial Statements and Financial Statement Schedule.

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

        10.9 Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $500,000. Filed with the SEC as Exhibit 10.9 to the Company's Annual Report on Form 10-KSB on November 12, 2003 and incorporated herein by reference.
        10.10 Senior Convertible Debenture Purchase Agreement dated March 26, 2004 between Heritage Worldwide, Inc. and the purchasers named therein. Filed with the SEC as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB on May 28, 2004 and incorporated herein by reference.
        10.11 Senior Convertible Debenture issued to Armadillo Investments, Plc. in principal amount of $3,000,000. Filed with the SEC as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB on May 28, 2004 and incorporated herein by reference.
        10.12 Registration Rights Agreement dated March 26, 2004 between Heritage Worldwide, Inc. and Armadillo Investments, Plc. Filed with the SEC as
                               Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB on May 28, 2004 and incorporated herein by reference.
        10.13* Amended and Restated Non-Exclusive Distribution Agreement dated March 30, 2004 between Poly Implants Protheses, S.A. and III Acquisition Corp. Filed with the SEC as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference.
        10.14* 6.75% Revolving Promissory Note dated March 30, 2004 between Poly Implants Protheses, S.A. and III Acquisition Corp. Filed with the SEC as
                               Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference.
        10.15** Employment Contract dated October 2, 2003 between Poly Implants Protheses, S.A. and Mr. Claude Couty. Filed with the SEC as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference.
        14 Code of Business Conduct and Ethics. Filed with the SEC as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ending June 30, 2004 and incorporated herein by reference

        21                     List of Subsidiaries. Filed herewith.
        31.1                   Certification of Chief Executive Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        31.2                   Certification of Chief Financial Officer pursuant
                               to Section 302 of the Sarbanes-Oxley Act of 2002.
                               Filed herewith.
        32.1                   Certification of Principal Executive Officer
                               pursuant to 18 U.S.C. Section 1350.
                               Filed herewith.
        32.2                   Certification of Chief Financial Officer pursuant
                               to 18 U.S.C. Section 1350. Filed herewith.
_______________________________________

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

ITEM 14.  PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co., independent auditor, has audited our financial statements for the years ended June 30, 2004 and 2006. The Board of Directors has appointed Sherb & Co. to serve as our independent auditors for the 2004 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2006. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2005 and 2006.
                                               2006                   2005
                                --------------------   --------------------
Audit Fees(1)                   $            95,000    $            81,455
Audit-Related Fees                               --    $                --
Tax Fees                                         --    $                --
All Other Fees                                2,100                  6,700
                                --------------------   --------------------
Total                           $            97,100    $            81,455
_______________________________
(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.


         Pre-Approval of Non-Audit Services

The Company does not currently have an audit committee in place and thus, management must obtain the specific prior approval of the Board of Directors for each engagement of the independent auditor to perform any non-audit services that exceed any pre-approved amounts determined by the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 2006.

                                          HERITAGE WORLDWIDE, INC.

                                          By: /s/   Jean-Claude Mas
                                              --------------------------
                                          Name:     Jean-Claude Mas
                                          Title:    Chairman of the Board
                                          (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                          Date

/s/ Jean Claude Mas            Chairman of the Board          September 28, 2006
Jean Claude Mas


/s/ Claude Couty               Chief Financial Officer        September 28, 2006
Claude Couty                   and General Manager


/s/ Alain Sereyjol Garros      Chief Executive Officer        September 28, 2006
Alain Sereyjol Garros

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Worldwide, Inc.
La Seyne-Sur-Mer, France


     We have audited the accompanying consolidated balance sheet of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ Sherb & Co., LLP
                                                 -------------------------------
                                                 Sherb & Co., LLP
                                                 Certified Public Accountants

Boca Raton, Florida
September 28, 2006

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006



                                     ASSETS
Current Assets:
  Cash                                                           $      695,509
  Accounts receivable, net of an allowance for doubtful
    accounts of $ 467,560 and allowance for product returns
    of $201,523                                                       6,976,445
  Inventories                                                         3,828,958
  Due from a related party                                               73,634
  Prepaid expenses and other current assets                             722,032
                                                                 ---------------

     Total current assets                                            12,296,578

Property and equipment, net of accumulated depreciation
 of $3,142,706                                                        2,104,038
Goodwill                                                              1,098,027
Investment in SCI Lucas                                                 578,853
Other assets                                                            115,430
                                                                 ---------------

     Total assets                                                   $16,192,926
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                                $    1,101,211
  Accounts payable and accrued expenses                               5,154,442
  Current portion of long term debt                                     403,299
  Current portion of capitalized lease obligations                      207,827
  Reserve for product replacements                                      534,571
                                                                 ---------------

     Total current liabilities                                        7,401,350

Convertible debentures, net of discount of $1,017,076                 1,982,924
Convertible debentures and related accrued interest payable,
  net of discount of $466,808-related party                             782,822
Capitalized lease obligations, net of current portion                   526,005
Long term debt, net of current portion                                  491,201
                                                                 ---------------

     Total liabilities                                               11,184,302
                                                                 ---------------

Minority interest                                                       942,256
                                                                 ---------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    40,160,299 issued and 17,410,299 outstanding                         17,411
  Additional paid in capital                                          5,810,568
  Accumulated other comprehensive income                              1,835,401
  Accumulated deficit                                                (3,593,592)
                                                                 ---------------

     Total stockholders' equity                                       4,066,368
                                                                 ---------------

     Total liabilities and stockholders' equity                  $   16,192,926
                                                                 ===============




                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        For the Year Ended
                                                              June 30,
                                                   -----------------------------
                                                       2006           2005
                                                   -------------  --------------
Revenues                                           $ 15,269,330   $  13,572,317

Cost of revenues                                      6,818,343       6,022,825
                                                   -------------  --------------

     Gross profit                                     8,450,987       7,549,492
                                                   -------------  --------------

Operating expenses:
  Selling, general and administrative                 5,663,352       4,939,083
  Research and development                            1,519,312       1,068,139
                                                   -------------  --------------

     Total operating expenses                         7,182,664       6,007,222
                                                   -------------  --------------

Operating income (loss)                               1,268,323       1,542,270
                                                   -------------  --------------
Other expenses:
  Gain in equity investment                              44,520          70,101
  Interest expense-related party                       (251,115)              -
  Interest expense                                     (388,769)       (664,841)
                                                   -------------  --------------

     Total other expenses                              (595,364)       (594,740)
                                                   -------------  --------------

 Income (loss) before provision for
    income taxes                                        672,959         947,530

  Provision for from income taxes                             -               -
                                                   -------------  --------------

Income (loss) before minority interest                  672,959         947,530

Minority interest                                       (66,046)        (66,046)
                                                   -------------  --------------

Net income (loss)                                       606,913         881,484

Other comprehensive income, net of taxes
  Foreign currency translation adjustment               284,579         128,954
                                                   -------------  --------------

     Comprehensive income (loss)                   $    891,492   $   1,010,438
                                                   =============  ==============

Basic net income (loss) per common share                 $ 0.03          $ 0.05
                                                   =============  ==============

Basic weighted average common
shares outstanding                                   17,410,299      17,410,299
                                                   =============  ==============

Diluted net income per share                             $ 0.03          $ 0.05
                                                   =============  ==============

Diluted weighted average common shares
 outstanding                                         17,421,643      17,425,813
                                                   =============  ==============



                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                                                          Accumulated
                                                            Additional                       Other
                                   Shares       Common      Paid-In        Subscriptions  Comprehensive  Accumulated   Total
                                                 Stock      Capital        Receivable         Income       Deficit
                               ------------------------------------------------------------------------------------------------
Balance at July 1, 2004            17,410,299      17,411    5,686,193     (14,518)       1,418,448    (5,081,989)   2,025,545

Payment of subscriptions of
 common stock                               -           -            -      14,518                -             -       14,518
Net income                                  -           -            -           -                -       881,484      881,484
Foreign currency translation
 adjustments                                -           -            -                      128,954             -      128,954
                               ------------------------------------------------------------------------------------------------
Balance at June 30, 2005           17,410,299      17,411    5,686,193           -        1,547,402    (4,200,505)   3,050,501

Fair value of options issued                -           -      124,375           -                -             -      124,375
Net income                                  -           -            -           -                -       606,913      606,913
Foreign currency translation                -           -            -           -          284,579             -      284,579
 adjustments                   ------------------------------------------------------------------------------------------------
Balance at June 30, 2006           17,410,299    $ 17,411  $ 5,810,568         $ -      $ 1,831,981  $ (3,593,592) $ 4,066,368
                               ================================================================================================



                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Year Ended
                                                                 June 30,
                                                      -------------------------
                                                         2006         2005
                                                      ------------ ------------
Cash flows from operating activities:
Net income (loss)                                     $    606,913 $    881,484
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating
 activities:
   Interest expense related to debenture discount          482,543      447,812
   Depreciation and amortization                           657,701      704,178
   Fair value of options                                   124,375            -
   Provision for doubtful accounts                        (763,835)  (1,465,447)
   Provision for returns                                   201,523      196,523
   Gain on equity investment                               (44,520)     (70,101)
   Minority interest                                        66,046       66,046
   Loss on disposition of property and equipment                 -          992
Change in operating assets and liabilities:
   Accounts receivable                                  (1,697,142)      51,336
   Inventories                                            (359,480)    (543,391)
   Prepaid expenses and other current assets                     -       (1,636)
  Other assets                                             351,404            -
  Accrued interest on convertible debentures               111,935      118,088
   Provision for product replacements                       85,731      152,848
   Accounts payable and accrued expenses                   452,229      233,946
                                                       ------------ ------------

Net cash (used in) provided by operating
 activities                                                275,423      772,678
                                                       ------------ ------------

Cash flows from investing activity:

   Proceeds from sale of property and equipment                  -       51,520
   Purchases of property and equipment                    (204,172)    (517,507)
                                                       ------------ ------------

Net cash used in investing activities                     (204,172)    (465,987)
                                                       ------------ ------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit                   31,575      101,267
   Proceeds from long term debt                            521,601       91,498
   Repayment of long term debt                            (143,786)    (347,528)
   Repayment of capitalized lease obligations             (124,239)           -
   Proceeds from sale of common stock                            -       14,518
   Increase (decrease) in due to related
     parties                                              (123,928)     174,634
                                                       ------------ ------------

Net cash provided by financing activities                  161,223       34,389
                                                       ------------ ------------

Effect of exchange rate changes on cash                     21,050      (67,845)
                                                       ------------ ------------

Increase in cash                                           253,526      273,235

Cash, beginning of year                                    441,983      168,748
                                                       ------------ ------------

Cash, end of year                                      $   695,509  $   441,983
                                                       ============ ============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest            $   103,054  $   103,054
                                                       ============ ============

     Cash paid during the year for taxes               $         -  $         -
                                                       ============ ============

Non-Cash Investing and Financing Activities:

Acquisition of property and equipment financed with
capitalized lease obligations                          $   855,228  $         -
                                                       ============ ============


                 See Notes to Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the years ended June 30, 2006 and 2005. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results will differ from those estimates. Significant estimates during the periods include the allowance for doubtful accounts, allowance for product returns, evaluation of obsolete inventory, the useful life of long-term assets, such as property, plant and equipment and goodwill, and the accrual of product replacement reserve.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2006, the allowance for doubtful accounts was approximately $468,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At June 30, 2006, the provision for product returns was approximately $202,000.

Revenue recognition

The Company recognizes product revenue, net of estimated sales discounts and provisions for returns, in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" and SFAS No. 48 "Revenue Recognition When Right of Return Exists." These statements established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

As of June 30, 2006, the Company entered into certain bill and hold arrangements. Such bill and hold arrangements meet the following criteria for revenue recognition:

     o    The risks of ownership passed to the buyer;
     o The customer made a fixed commitment to purchase the breast implants, in writing;
     o The buyer, not the Company, requested that the transaction be on a bill and hold basis. The buyer had a substantial business purpose for ordering the goods on a bill and hold basis-primarily its on lack of warehousing space;
     o There is a fixed schedule for delivery of the goods. The date for delivery are reasonable and are consistent with the buyer's business purpose;
     o The Company did not retain any specific performance obligations such that the earning process is not complete;
     o The ordered breast implants were segregated from the Company's inventory and were not subject to being used to fill other orders;
     o    The breast implants were complete and ready for shipment.
     o The date by which the Company expect payment was not modified and the Company has not modified its normal billing and credit terms;
     o This bill and hold arrangement is in line with the Company's past experiences with and pattern of bill and hold transactions;
     o The buyer has the expected risk of loss in the event of a decline in the market value of the breast implants;
     o    The Company's custodial risks are insurable and insured;
     o The business reasons for the bill and hold have not introduced a contingency to the buyer's commitment.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock options

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes
(a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Prior to the adoption of SFAS No. 123R, the Company never recognized tax benefits from deductions resulting from the exercise of stock options because no options have ever been recognized.

In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (the "FSP"). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.


Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for fiscal 2006 and 2005:

                                                   Year Ended      Year Ended
                                                   June 30,        June 30,
                                                   2006            2005
                                                   ------------    ------------
Net income:
As reported                                        $   606,913     $   881,484
Add: Total stock-based employee compensation
included in net income as reported, net of
related tax effects                                          -               -
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects            (123,813)       (247,625)
                                                   ------------    ------------

Pro forma                                          $   483,100     $   633,859
                                                   ============    ============

Basic earnings per share:
As reported                                             $ 0.03          $ 0.05
                                                   ============    ============

Pro forma                                               $ 0.03          $ 0.04
                                                   ============    ============

Diluted earnings per share:
As reported                                             $ 0.03          $ 0.05
                                                   ============    ============

Pro forma                                               $ 0.03          $ 0.04
                                                   ============    ============

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions: expected volatility rate: 44%, risk-free interest rate: 3.7%, expected term: 4 years

At the date of the issuance of the options, the Company's common stock was publicly-traded for less than 18 months and it was thinly-traded. Accordingly, the Company estimated the expected volatility factor based upon the expected volatility of similar publicly-traded companies. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury constant maturities issues with remaining terms equivalent to the Company's expected term. The expected term of the Company's stock options was based on the expected term of services of the individuals who received the options.

As of June 30, 2006, the unrecognized compensation costs related to non-vested awards amounted to approximately $477,000, which will be recognized over the following 24 months.

The Company recognized a compensation expense of approximately $124,000 during fiscal 2006 in connection with all options outstanding during that period.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2006, the exchange rate for the Euros (EUR) was $1.25 U.S. for 1.00 EUR.

The functional currency of the Company's French and Spanish subsidiaries is the local currency, or the Euro. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company writes down inventory during the period in which such products are no longer marketable in any of their markets due to governmental regulations as well as inventory which matures within the next three months of the measurement date.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In June 2001 the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company's goodwill at June 30, 2006 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at June 30, 2006 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At June 30, 2006, the Company believes that there has been no impairment of its long-lived assets.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

Advertising

Advertising costs are expensed as incurred and included in selling general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred advertising expenses of approximately $20,000 and $89,000 during 2006 and 2005, respectively.

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Income (Loss) per Share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,125,000 options outstanding at June 30, 2006. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. The weighted average amount of common stock equivalents included in the 2006 and 2005 dilutive earnings per share amounts to 11,344 and 15,514, respectively. All other common stock equivalents are antidilutive.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2006 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at June 30, 2006 based upon terms available for companies under similar arrangements.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal 2006. The Company has evaluated the impact this new Standard has on its operations and believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

change in accounting principle, unless it is impracticable. FAS 154 enhances the consistency of financial information between periods. FAS 154 will be effective beginning the first quarter of our fiscal 2007. We do not expect the adoption of FAS 154 will have a material impact on our financial position, results of operations, or cash flows.

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $202,000 at June 30, 2006. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At June 30, 2006, the financial institution insured approximately $4.3 million of the Company's accounts receivables. Two of the Company's customers accounted for approximately 21% and 10%, respectively, of its net accounts receivable at June 30, 2006. No other customers accounted for more than 10% of its net accounts receivables.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Concentration Risk

Substantially all of the Company's revenues derive from the sale of breast implants.

Supplier Concentration Risk

One of the Company's suppliers procures titanium which is used as coating in certain of the Company's breast implants. The agreement with this supplier terminates in 2009. The Company cannot guarantee that it will be able to renew such agreement on acceptable terms, or if unable to renew the agreement, that it will secure the procurement of such titanium from other suppliers on similar terms, if at all.

Customers Concentration Risk

Two of the Company's customers accounted for 22% and 12% of its revenues, respectively, during 2006, as well as 16% and 13% of its revenues, respectively, during 2005. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE 4 - INVENTORIES

Inventories at June 30, 2006 consist of the following:

Finished goods                 $ 2,238,335
Work-in-process                  1,174,733
Raw materials                      415,890
                               ------------
                               $ 3,828,958
                               ============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at June 30, 2006 consist of the following:



Tenant improvements                                   $2,298,384
Machinery and equipment                                2,233,302
Office equipment                                         392,281
Transportation equipment                                 322,877
                                                      -----------
                                                       5,246,744
Accumulated depreciation                              (3,142,706)
                                                      -----------
Property and equipment, net                           $2,104,038
                                                      ===========

Depreciation expense amounted to approximately $658,000 and $704,000 during 2006 and 2005, respectively.

NOTE 6 - INVESTMENTS

At June 30, 2006 the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounting to approximately $44,000 and $71,000 during 2006 and 2005, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date.

At June 30, 2006, the Company had a non-interest bearing advance of approximately $70,000 owed by SCI Lucas. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $407,000 and $487,000 in 2006 and 2005, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2006 consist of the following:

Vendors payable                                      $1,965,986
Accounts payable to U.S. distributor                  1,344,246
Compensation payable and related accrued benefits     1,513,826
Other                                                   330,384
                                                     -----------
                                                     $5,154,442
                                                     ===========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 8 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $189,000 to $314,000, with variable interest rates, based on the EURIBOR plus 1.6% to 3%, ranging from 4.65% to 6.05% per year at June 30, 2006, and due dates between June 2006 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.
Long-term debt consists of the following at June 30, 2006:

                                    Notes Payable         $  743,900
                                   ANVAR Advances            150,600
                                                          -----------
                                                             894,500
                           Less:  Current Portion           (403,299)
                                                          -----------
           Long term debt, net of current portion         $  491,201
                                                          ===========

The aggregate maturities of long-term debt at June 30, 2006 are as follows:

                             June 30,
                             ---------
                             2007                 $  403,299
                             2008                    123,247
                             2009                    123,247
                             2010                    123,247
                             2011 and therafter      121,460
                                                  -----------
                                                  $  894,500
                                                  ===========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 9 - INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2006 are as follows:


Deferred tax assets:
Net operating loss carryforward           $      2,074,436
Less valuation allowance                       ( 2,074,436)
                                          -----------------
Total net deferred tax assets:            $              -
                                          =================

SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 2,074,436 at June 30, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2006 and 2004 was approximately $10,000 and $400,000, respectively.

At June 30, 2006, the Company had net operating loss carryforwards amounting to approximately $0.8 million and $5.4 million for U.S. and French tax purposes, respectively, that expire in various amounts from 2021 through 2026 in the U.S. and never expire in France.

The federal statutory tax rate reconciled to the effective tax rate for 2006 and 2005, respectively, is as follows:

                                                     2006              2005
                                                     ----              ----
Tax at U.S statutory rate:                           35.0%             35.0%
State tax rate, net of federal benefits               0.0               0.0
Foreign tax rate  in excess of U.S. statutory
 tax rate                                             0.0               0.0
Change in valuation allowance                       (35.0)            (35.0)
                                                     -----             -----
Effective tax rate                                    0.0%              0.0%
                                                     =====             =====

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During 2006 and 2005, the amortization of the debt discount amounted to approximately $205,000 and $205,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to $249,630 at June 30, 2006.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During 2006 and 2005, the amortization of the debt discount amounted to approximately $278,000 and $238,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 11 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $4.8 million. The Company has used approximately $1.1 million under such lines of credit at June 30, 2006. The lines of credit bear interest at the EURIBOR rate plus 2.0% (3.05% at June 30, 2006). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $7.0 million and inventories of approximately $4.0 million. Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of June 30, 2006 was $0. During the second quarter of 2006, the distributor notified the Company that the distributor is owed $3.3 million under a promissory note. The Company disputes that it presently owes the distributor the $3.3 million claimed to be due under the amended distribution agreement and is currently discussing the issues related to the amended distribution agreement and the promissory note with the distributor. The Company believes that the distributor is in breach of the amended distribution agreement and that the Company has incurred significant damages in excess of the $3.3 million that the distributor claims to be owed under the promissory note. The Company has provided for a provision for such claims aggregating $1.3 million at June 30, 2006, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 12-  CAPITALIZED LEASE OBLIGATIONS

The Company leases certain machinery, computer equipment and transportation equipment under various capital leases expiring between July 2008 and April 2011. The leases provide for monthly payments ranging between $1,434 and $14,050 at an implicit interest rate of 5% per annum. The assets and liabilities under the capital lease are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The asset is depreciated over its estimated useful life. The schedule of future minimum payments under capital lease is as follows:
YearsEnding
June 30,
     2007 ..................................         $ 228,836
     2008 ..................................           222,412
     2009 ..................................           187,192
     2010 ..................................           102,766
     2011 ..................................            64,784
                                                      --------
                                                       942,039
Less: imputed interest .....................          (208,207)
                                                      --------
                                                       733,832
Less: current portion ......................          (207,827)
                                                      --------
Long-term portion                                      526,005


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

There were no transactions in the 2004 Plan during 2004. A summary of the activity during 2006 and 2005 of the Company's stock option plan is presented below:


                                                                                    Weighted
                                                                Weighted              Average        Aggregate
                                                                 Average           Contractual       Intrinsic
                                            Options           Exercise Price          Terms              Value
                                            ---------         --------------       -----------       ----------
Outstanding at July 1, 2004                        -                -

Granted                                     1,175,000             $2.16
Exercised                                          -                -
Expired                                            -                -
Outstanding at June 30, 2005                1,175,000              2.16

Granted                                            -                -
Exercised                                          -                -
Expired                                       (50,000)             2.20
Outstanding at June 30, 2006                1,125,000             $2.16                8.02            $952,000

Vested and exercisable at June 30, 2005            -              $ -                   -              $    -
Vested and exercisable at June 30, 2006            -              $ -                   -              $    -

The weighted average grant-date value of the options granted during 2005 amounted to $0.85. The options granted during 2005 vest three years after their grant date.

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2006, for selected exercise price ranges, is as follows:

Options outstanding:

---------------------------- -------------------------- ------------------------ ------------------------
     Range of exercise           Number of options          Weighted average         Weighted average
         prices                        life              remaining contractual       exercise price
---------------------------- -------------------------- ------------------------ ------------------------
           $0.55                      25,000                      8.75                    $ 0.55
---------------------------- -------------------------- ------------------------ ------------------------
            2.20                     1,100,000                     8.0                      2.20
---------------------------- -------------------------- ------------------------ ------------------------

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 13- COMMITMENTS

Lease commitments:

The Company has entered into various noncancellable operating leases for its corporate offices, manufacturing and distribution facilities. These leases all expire within 3 years. Rental expense was approximately $407,000 and $450,000 during 2006 and 2005, respectively, inclusive of leases for facilities owned by a related party.

At June 30, 2006 total minimum rentals under operating leases with remaining noncancellable lease terms of more than one year were as follows:

         Year Ending
           June 30,
         -----------
            2007               $  407,000
            2008                  407,000
            2009                  407,000
                               -----------
                               $1,221,000
                               ===========

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one single market, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during 2006 and 2004. Information about the Company's sales in different geographic locations for fiscal 2006 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                             Year ended June 30,
                                           2006                2004
France                                $  2,750,598       $  2,999,427
Outside of France                       12,518,732         10,573,990
                                      -------------      -------------
                                      $ 15,269,330       $ 13,572,317
                                      =============      =============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas. This action was settled in the third quarter of fiscal 2006 for approximately $280,000. The Company had previously provided for this claim and there were no impact on the 2006 results of operations.

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

In July 2005, IP Resource Ltd ("IP"), a British corporation sued PIP for alleged patent infringement and claims in excess of $2.1 million in damages. This litigation is in its early stage of discovery and the Company believes that the likelihood that any contingencies associated with it is remote.
PIP is aware of two other product liability lawsuits ( one filed in February 2004 and the other one in October 2004) as well a lawsuit claiming breach of client arising out of the sale by PIP America of the Company's products, but it has not been served with process in any such lawsuit.

Other than certain of its own product replacement claims that it is administering, PIP America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $470,000 at June 30, 2006 in connection with these matters.

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

NOTE 16 - OTHER RELATED PARTY TRANSACTIONS

One of the Company's shareholder advanced approximately $160,000 to the Company during 2006. This shareholder had previously advanced to the Company approximately $610,000 prior to July 1, 2004. The shareholder contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during 2006. This capital infusion is accounted for as minority interest in the accompanying balance sheet.