Form 10QSB
period 2006-09-30
HERITAGE WORLDWIDE INC
filed 2006-11-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at November 10, 2006 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2006 Annual Report of Form 10KB, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                  HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2006
                                (Unaudited)


                                   ASSETS

Current Assets:
  Cash                                                      $     623,478
  Accounts receivable, net of an allowance for
   doubtful accounts of $ 451,151 and allowance
   for product returns of $115,975                              6,736,555
  Inventories                                                   4,098,071
  Due from a related party                                         41,710
  Prepaid expenses and other current assets                       743,486
                                                            --------------

     Total current assets                                      12,243,300

Property and equipment, net of accumulated
 depreciation of $3,142,706                                     1,998,921
Goodwill                                                        1,109,726
Investment in SCI Lucas                                           599,765
Other assets                                                      143,597
                                                            --------------

     Total assets                                           $  16,095,309
                                                            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                          $   1,170,384
  Accounts payable and accrued expenses                         5,081,763
  Current portion of capitalized lease obligations                270,141
  Reserve for product replacements                                571,119
                                                            --------------

     Total current liabilities                                  7,093,407

Convertible debentures, net of discount of $941,111             2,058,889
Convertible debentures and related accrued interest
  payable, net of discount of $179,542-related party              849,019
Capitalized lease obligations, net of current portion             419,173
Long term debt, net of current portion                            698,379
                                                            --------------

     Total liabilities                                         11,118,867
                                                            --------------

Minority interest                                                 956,726
                                                            --------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 40,160,299 issued and 17,410,299
    outstanding                                                    17,411
  Additional paid in capital                                    5,889,901
  Accumulated other comprehensive income                        1,924,107
  Accumulated deficit                                          (3,811,703)
                                                            --------------

     Total stockholders' equity                                 4,019,716
                                                            --------------

     Total liabilities and stockholders' equity             $  16,095,309
                                                            ==============




         See Notes to Unaudited Consolidated Financial Statements.
                                        3

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the three-month period ended
                                                      September 30,
                                              ----------------------------
                                                  2006           2005
                                              -------------  -------------
Revenues                                      $  3,387,726   $  3,022,392

Cost of revenues                                 2,087,321      1,598,172
                                              -------------  -------------

     Gross profit                                1,300,405      1,424,220
                                              -------------  -------------

Operating expenses:
  Selling, general and administrative              873,431        879,189
  Research and development                         476,732        251,897
                                              -------------  -------------

     Total operating expenses                    1,350,163      1,131,086
                                              -------------  -------------


Operating (loss) income                            (49,758)       293,134
                                              -------------  -------------

Other expenses:
  Gain in equity investment                         14,612         16,328
  Other expense                                          -        (17,078)
  Interest expense-related party                   (56,063)       (53,816)
  Interest expense                                 (96,798)      (109,130)
                                              -------------  -------------

     Total other expenses                         (138,249)      (163,696)
                                              -------------  -------------

 (Loss) income before provision for
    income taxes                                  (188,007)       129,438

  Provision for income taxes                       (15,638)             -
                                              -------------  -------------

(Loss) income before minority interest            (203,645)       129,438

Minority interest                                  (14,470)       (11,620)
                                              -------------  -------------

Net (loss) income                                 (218,115)       117,818

Other comprehensive income, net of taxes
  Foreign currency translation adjustment           92,126        (29,312)
                                              -------------  -------------

     Comprehensive income (loss)              $   (125,989)  $     88,506
                                              =============  =============

Basic net (loss) income per common share      $      (0.01)  $       0.01
                                              =============  =============

Basic weighted average common
shares outstanding                              17,410,299     17,410,299
                                              =============  =============

Diluted net (loss) income per share           $      (0.01)  $       0.01
                                              =============  =============

Diluted weighted average common shares
 outstanding                                    17,410,299     17,423,087
                                              =============  =============



     See Notes to Unaudited Consolidated Financial Statements.
                                       4

             HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited)


                                                    For the three-month period
                                                       ended September 30,
                                                   -----------------------------
                                                       2006           2005
                                                   -------------  --------------
Cash flows from operating activities:
Net income (loss)                                  $   (218,115)  $     117,818
Adjustments to reconcile net income (loss) to net
 cash (used in) provided by operating activities:
   Interest expense related to debenture discount       129,050         116,748
   Depreciation and amortization                        128,560         130,242
   Fair value of options                                 79,333               -
   Provision for doubtful accounts                      (20,070)       (111,025)
   Provision for returns                                (85,548)              -
   Gain on equity investment                            (14,612)        (16,328)
   Minority interest                                     14,470          11,620
   Loss on disposition of property and equipment              -
Change in operating assets and liabilities:
   Accounts receivable                                  425,489          (9,096)
   Inventories                                         (227,831)        224,119
   Prepaid expenses and other current assets           (111,130)         10,591
  Other assets                                           69,710               -
   Provision for product replacements                    30,781               -
   Accounts payable and accrued expenses               (110,826)       (127,964)
                                                   -------------  --------------

Net cash provided by operating activities                89,261         346,725
                                                   -------------  --------------

Cash flows from investing activity:

   Purchases of property and equipment                        -         (84,299)
                                                   -------------  --------------

Net cash used in investing activities                         -         (84,299)
                                                   -------------  --------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit                57,276        (157,756)
   Proceeds from long term debt                                               -
   Repayment of long term debt                         (216,805)       (128,033)
   Repayment of capitalized lease obligations           (42,453)              -
   Increase (decrease) in due to related parties         32,829          (3,311)
                                                   -------------  --------------

Net cash used in financing activities                  (169,153)       (289,100)
                                                   -------------  --------------

Effect of exchange rate changes on cash                   7,861          (1,890)
                                                   -------------  --------------

Decrease in cash                                        (72,031)        (28,564)

Cash, beginning of period                               695,509         441,983
                                                   -------------  --------------

Cash, end of period                                $    623,478   $     413,419
                                                   =============  ==============

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest        $     17,234   $       9,908
                                                   =============  ==============

     Cash paid during the year for taxes           $          -   $           -
                                                   =============  ==============



            See Notes to Unaudited Consolidated Financial Statements.
                                        5

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

The accompanying consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the quarter ended September 30, 2006 and 2005. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2006, the allowance for doubtful accounts was approximately $451,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At September 30, 2006, the provision for product returns was approximately $116,000.

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

From time to time, the Company enters into bill and hold arrangements. None of them were outstanding at September 30, 2006. Such bill and hold arrangements meet the following criteria for revenue recognition:

     o    The risks of ownership passed to the buyer;
     o The customer made a fixed commitment to purchase the breast implants, in writing;
     o The buyer, not the Company, requested that the transaction be on a bill and hold basis. The buyer had a substantial business purpose for ordering the goods on a bill and hold basis-primarily its on lack of warehousing space;
     o There is a fixed schedule for delivery of the goods. The date for delivery are reasonable and are consistent with the buyer's business purpose;
     o The Company did not retain any specific performance obligations such that the earning process is not complete;
     o The ordered breast implants were segregated from the Company's inventory and were not subject to being used to fill other orders;
     o    The breast implants were complete and ready for shipment.
     o The date by which the Company expect payment was not modified and the Company has not modified its normal billing and credit terms for this buyer;
     o The Company's past experiences with and pattern of bill and hold transactions;
     o The buyer has the expected risk of loss in the event of a decline in the market value of the breast implants;
     o    The Company's custodial risks are insurable and insured;
     o The business reasons for the bill and hold have not introduced a contingency to the buyer's commitment.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the three-month period ended September 30, 2006 and 2005:


                                                  Three-Month    Three-Month
                                                  Period         Period
                                                  Ended          Ended
                                                  September      September
                                                  30, 2006       30, 2005
                                                  -------------  -------------
Net (loss) income:
As reported                                       $   (218,115)  $    117,818
Add: Total stock-based employee compensation
 included in net income as reported, net of
 related tax effects                                         -              -
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects        (         -)      ( 62,188)
                                                  -------------  -------------

Pro forma                                         $   (218,115)  $     55,630
                                                  =============  =============

Basic earnings per share:
As reported                                       $      (0.01)  $       0.01
                                                  =============  =============

Pro forma                                         $      (0.01)  $       0.00
                                                  =============  =============

Diluted earnings per share:
As reported                                       $      (0.01)  $       0.01
                                                  =============  =============

Pro forma                                         $      (0.01)  $       0.00
                                                  =============  =============

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions: expected volatility rate: 44%, risk-free interest rate: 3.7%, expected term: 3 years

At the date of the issuance of the options, the Company's common stock was publicly-traded for less than 18 months and it was thinly-traded. Accordingly, the Company estimated the expected volatility factor based upon the expected volatility of similar publicly-traded companies. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury constant maturities issues with remaining terms equivalent to the Company's expected term. The expected term of the Company's stock options was based on the expected term of services of the individuals who received the options.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2006, the unrecognized compensation costs related to non-vested awards amounted to approximately $440,000, which will be recognized over the following 21 months.

The Company recognized a compensation expense of approximately $79,000 during the three-month period ended September 30, 2006 in connection with all options outstanding during that period.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2006, the exchange rate for the Euros (EUR) was $1.27 U.S. for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In June 2001 the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after September 30, 2001 be accounted for using the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company's goodwill at September 30, 2006 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at September 30, 2006 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2006, the Company believes that there has been no impairment of its long-lived assets.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Income (Loss) per Share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,125,000 options outstanding at September 30, 2006. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. The weighted average amount of common stock equivalents included in the three-month period ended September 30, 2006 and 2005 dilutive earnings per share amounts to 0 and 12,788, respectively. All other common stock equivalents are antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at September 30, 2006 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at September 30, 2006 based upon terms available for companies under similar arrangements.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $116,000 at September 30, 2006. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At September 30, 2006, the financial institution insured approximately $3.3 million of the Company's accounts receivables. One of the Company's customers accounted for approximately 15% of its net accounts receivable at September 30, 2006. No other customers accounted for more than 10% of its net accounts receivables.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

Customers Concentration Risk

One of the Company's customers accounted for 12% of its revenues during the three-month period ended September 30, 2006. Two of the Company's customers accounted for 19% and 10% of its revenues, respectively, during 2005. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 4 - INVENTORIES

Inventories at September 30, 2006 consist of the following:

Finished goods                                        $ 2,429,923
Work-in-process                                         1,250,446
Raw materials                                             417,702
                                                      ------------
                                                      $ 4,098,071
                                                      ============

NOTE 5 - INVESTMENTS

At September 30, 2006, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounting to approximately $14,000 and $16,000 during the three-month period ended September 30, 2006 and 2005, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date. At September 30, 2006, the Company had a non-interest bearing advance of approximately $42,000 owed by SCI Lucas. SCI Lucas reimbursed approximately $28,000 during the three-month period ended September 30, 2006 in connection with this advance. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $106,000 and $104,000 during the three-month period ended September 30, 2006 and 2005, respectively.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 6 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $280,000 to $318,000, with variable interest rates, based on the EURIBOR plus 1.6% to 3%, ranging from 4.77% to 6.17% per year at September 30, 2006, and due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

NOTE 7 - INCOME TAXES

The income tax expense consist of non-refundable alternative minimum income tax incurred by the French subsidiary during the three-month period ended September 30, 2006.

NOTE 8 - CONVERTIBLE DEBENTURES

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

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the three-month period ended September 30, 2006 and 2005, the amortization of the debt discount amounted to approximately

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

$54,000 and $51,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to $28,561 at September 30, 2006.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During the three-month period ended September 30, 2006 and 2005, the amortization of the debt discount amounted to approximately $97,000 and $109,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $4.8 million. The Company has used approximately $1.2 million under such lines of credit at September 30, 2006. The lines of credit bear interest at the EURIBOR rate plus 2.0% (3.05% at September 30, 2006). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $6.7 million and inventories of approximately $4.1 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of September 30, 2006 was $0. During the second quarter of fiscal 2006, the distributor notified the Company that the distributor is owed $3.3 million under the promissory note. The Company disputes that it presently owes the distributor the $3.3 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the Company with the information requested. The Company is currently discussing the issues related to the amended distribution agreement and the promissory note with the distributor. Additionally, due to the distributor's delay in filing a PMA with the US Food and Drug Administration for the Company's breast implant products, the Company believes that the distributor may be in breach of the amended distribution agreement. In this regard, the Company will be seeking information from the distributor to determine whether the distributor has acted in compliance with its obligations under the amended distribution agreement. The Company believes that it has incurred significant

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 9 - LINES OF CREDIT (continued)

damages in excess of the $3.3 million claimed to be due to the distributor because of the of the distributor's failure to file the PMA on a timely basis. The Company has provided for a provision for such claims aggregating $1.3 million at September 30, 2006, which is amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

NOTE 10 - STOCK OPTIONS

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

There were no transactions in the 2004 Plan during the three-month period ended September 30, 2006 and 2005.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

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

                                        Three months ended September 30,
                                            2006               2005
                                       -------------       -------------
France                                 $    694,687        $    511,476
Outside of France                         2,693,039           2,510,916
                                       -------------       -------------
                                       $  3,387,726        $  3,022,392
                                       =============       =============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 12 - LEGAL CONTINGENCIES

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

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only. Case Nos.: 03-15006, 00-14665, 03-22399 and 03-22537 were consolidated for all pretrial purposes by Orders dated December 22, 2005.A status conference was held on October 23, 2006 and a hearing date was reserved for March 14, 2007 for all four cases on Defendants' motions to dismiss.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP .America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement. A hearing was held on November 1, 2006 on III Acquisition's motion to dismiss the Third Amended Complaint. The Court dismissed it with leave to re-plead.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing. In April 2006, PIP was served with four product liability lawsuits in Texas entitled Melissa Stoltz, et al. v. Poly Implant Protheses, S.A., et al., Case No.: 2005CI18773, District Court of Bexar County, Texas; Lisa Anderson, et al. v. Poly Implant Protheses, S.A. et al., Case No.: DC-05-12614, District Court of Dallas County, Texas; Rose Healey, et al. v. Poly Implant Protheses, S.A. et al., Case No.: 2005-65625, District Court of Harris County, Texas; Landa Joly et al. v. Poly Implant Protheses, S.A. et al., Case No.: 05-11-63,596-B, District Court of Victoria County, Texas. PIP has removed these lawsuits to federal court and filed Answers and Affirmative Defenses. PIP denies all liability. Discovery is ongoing. A new case entitled Naweeta Edwards, et al. v. Poly Implant Protheses, S.A., et al., Case No.:
H-06-2817 was filed on September 1, 2006.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE 12 - LEGAL CONTINGENCIES (continued)

PIP was served with a product liability lawsuit in Louisiana entitled Jo Ann Sagona Carimi, et al. v. Poly Implant Protheses, S.A., et al., Case No.:
04-2813in United States District Court for the Eastern District of Louisiana in August, 2006. PIP denies any liability and responded to the Complaint on September 30, 2006.

In July 2005, IP Resource Ltd ("IP"), a British corporation sued PIP for alleged patent infringement and claims in excess of $2.1 million in damages. This litigation is in its early stage of discovery and the Company believes that the likelihood that any contingencies associated with it is remote.

Other than certain of its own product replacement claims that it is administering, PIP America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $470,000 at September 30, 2006 in connection with these matters.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Heritage Worldwide, Inc. (the "Company" or "we") and its subsidiaries develop, maufacture, and market breast implants worldwide. We ceased making sales in the U.S. market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40% of our revenues.

We are in the process of developing new products. We expect to introduce a new product line of breast implants which is based on titanium coating. We are completing the planning phase of our European clinical trials and anticipate that we will market such breast implants in the European Union within 24 months, although this date may be extended subject to the results of our clinical trials. We believe that the costs of monitoring the clinical trials will be approximately $500,000 over this period. We will continue to invest in research and development to enhance and introduce new and existing products. To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long-term debt.
Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our consolidated financial statements included in our 2006 Form 10-KSB. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

From time to time, we enter in bill and hold arrangements. Such bill and hold arrangements meet the following criteria for revenue recognition:

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At September 30, 2006, we had approximately $1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

RESULTS OF OPERATIONS

                 CONSOLIDATED STATEMENTS OF OPERATIONS




                                             For the three-month period ended     Increase/      Increase/
                                                     September 30,                (Decrease)     (Decrease)
                                          --------------------------------------2006 vs 2005   2006 vs 2005
                                                2006                  2005             $              %
                                          ------------------    ---------------------------------------------
Revenues                                  $       3,387,726     $      3,022,392      $ 365,334         12.1%

Cost of revenues                                  2,087,321            1,598,172        489,149         30.6%
                                          ------------------    ---------------------------------------------

     Gross margin                                 1,300,405            1,424,220       (123,815)        -8.7%
                                          ------------------    ---------------------------------------------

Operating expenses:
  Selling, general and administrative               873,431              879,189         (5,758)        -0.7%
  Research and development                          476,732              251,897        224,835         89.3%
                                          ------------------    ---------------------------------------------

     Total operating expenses                     1,350,163            1,131,086        219,077         19.4%
                                          ------------------    ---------------------------------------------

Loss before other expenses and
Operating (loss) income                             (49,758)             293,134       (342,892)      -117.0%
                                          ------------------    ---------------------------------------------

Other expenses:
 Gain in equity investment                           14,612               16,328         (1,716)          NM
 Other expenses:                                          -              (17,078)       (17,078)          NM
  Interest expense-related party                    (56,063)             (53,816)        (2,247)          NM
  Interest expense                                  (96,798)            (109,130)        12,332        -11.3%
                                          ------------------    ---------------------------------------------

     Total other expenses                          (138,249)            (163,696)        25,447         15.5%
                                          ------------------    ---------------------------------------------

 (Loss) income before provision for
    income taxes                                   (188,007)             129,438       (317,445)      -245.2%

  Provision for from income taxes                   (15,638)                   -        (15,638)          NM
                                          ------------------    ---------------------------------------------

(Loss) income before minority interest             (203,645)             129,438       (333,083)      -257.3%

Minority interest                                   (14,470)             (11,620)        (2,850)        24.5%
                                          ------------------    ---------------------------------------------

Net (loss) income                         $        (218,115)    $        117,818     $ (335,933)      -285.1%
                                          ==================    =============================================

NM: not meaningful

Three months Ended September 30, 2006 Compared with Three months Ended September 30, 2005

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the three-month period ended September 30, 2006 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to existing surgeons and clinics in France, and to a lesser extent, distributors in countries other than France, such as in Latin America as well a decrease in average selling price of the breast implants.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the three-month period ended September 30, 2006 is primarily attributable to an increase of the costs of raw materials as well as an increase in volume of product sold.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses professional fees and allowance for bad debts. The selling, general and administrative expenses during the three-month period ended September 30, 2006 did not significantly vary to the prior year period.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The increase in research and development expenses during the three-month period ended September 30, 2006 is primarily due to an increase in personnel allocated to development of new products and the enhancement of existing products.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The interest expense during the three-month period ended September 30, 2006 is substantially comparable to the prior year period.

Liquidity and Capital Resources

During the three-month period ended September 30, 2006, we have generated cash flows for operating activities of approximately $89,000, which is due to the following:

     o Our net loss of approximately $218,000 adjusted for non-cash items: debt discount of approximately $163,000, depreciation and amortization of $129,000, and a decrease in provision for doubtful accounts and provision for returns of approximately $20,000 and $85,000, respectively, due to lower accounts receivable. Additionally, our account receivables and accounts payable and accrued expenses decreased by approximately $425,000 and $110,000, respectively, and our inventory and prepaid expenses and other current assets increased by approximately $227,000 and $111,000, respectively.

     o Our proceeds from issuance of long-term debt and line of credit amounting to approximately $57,000 and We repaid approximately $216,000 and $42,000 in long-term debt and capitalized obligations during the three-month period ended September 30, 2006.

During the three-month period ended September 30, 2005, we have generated cash flows from operating activities of approximately $347,000, which is due to the following:

     o Our net income of approximately $118,000 adjusted for non-cash items: debt discount of approximately $116,000, depreciation of $130,000, a decrease in provision for doubtful accounts of approximately $111,000. Additionally, our inventory increased by $224,000.

     o    We incurred capital expenditures of approximately $84,000.

     o Our net cash provided by operating activities funded repayment on our lines of credit and long-term debt of approximately $158,000 and $128,000.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 3.     CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

PIP was served with a product liability lawsuit in Louisiana entitled Jo Ann Sagona Carimi, et al. v. Poly Implant Protheses, S.A., et al., Case No.:
04-2813in United States District Court for the Eastern District of Louisiana in August, 2006. PIP denies any liability and responded to the complaint on September 30, 2006.

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

ITEM 6.     EXHIBITS

              (a)  Exhibits

        Exhibit No.     Description

        31.1            Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
        31.2            Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350. Filed Herewith
        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350. Filed Herewith.
_______________________________________

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HERITAGE WORLDWIDE, INC.
                                                       (Registrant)

Date:  November 14, 2006                      By: /s/   Jean Claude Mas
                                                        ---------------------
                                                        Jean Claude Mas
                                                        Chairman of the Board


                                              By: /s/ Claude Couty
                                                      -----------------------
                                                      Claude Couty
                                                      Chief Financial Officer