Form 10QSB
period 2006-12-31
HERITAGE WORLDWIDE INC
filed 2007-02-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       or

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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at February 10, 2007 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2006 Annual Report of Form 10KB, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                  HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                             December 31, 2006
                                (Unaudited)

                                   ASSETS
Current Assets:
  Cash                                                                            $    129,070
  Accounts receivable, net of an allowance for doubtful accounts of $ 479,303
    and allowance for product returns of $110,703                                    7,178,287
  Inventories                                                                        4,134,740
  Due from a related party                                                              77,413
  Prepaid expenses and other current assets                                            561,961
                                                                                 --------------
     Total current assets                                                           12,081,471

Property and equipment, net of accumulated depreciation of $3,247,999                2,086,306
Goodwill                                                                             1,154,666
Investment in SCI Lucas                                                                638,086
Other assets                                                                           173,030
                                                                                 --------------
     Total assets                                                                 $ 16,133,559
                                                                                 ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                                                 $  1,776,573
  Accounts payable and accrued expenses                                              4,545,790
  Current portion of long term debt                                                    211,257
  Current portion of capitalized lease obligations                                     215,798
  Reserve for product replacements                                                     593,949
                                                                                 --------------
     Total current liabilities                                                       7,343,364

Convertible debentures, net of discount of $862,127                                  2,137,873
Convertible debentures and related accrued interest payable,
  net of discount of $138,999-related party                                            892,083
Capitalized lease obligations, net of current portion                                  446,447
Long term debt, net of current portion                                                 515,170
                                                                                 --------------
     Total liabilities                                                              11,334,937
                                                                                 --------------
Minority interest                                                                      928,894
                                                                                 --------------
Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    40,160,299 issued and 17,410,299 outstanding                                        17,411
  Additional paid in capital                                                         5,969,234
  Accumulated other comprehensive income                                             2,223,872
  Accumulated deficit                                                               (4,340,792)
                                                                                 --------------
     Total stockholders' equity                                                      3,869,728
                                                                                 --------------
     Total liabilities and stockholders' equity                                   $ 16,133,559
                                                                                 ==============


         See Notes to Unaudited Consolidated Financial Statements.
                                       3

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the six-month period ended  For the three-month period ended
                                                      December 31,                    December 31,
                                              ---------------------------     ---------------------------
                                                  2006          2005             2006           2005
                                              -------------  ------------     -----------    ------------
Revenues                                        $ 4,381,744   $ 3,324,361     $ 7,769,470     $ 6,346,753

Cost of revenues                                  1,422,331     1,041,895       3,509,652       2,640,067
                                              -------------  ------------     -----------    ------------

     Gross profit                                 2,959,413     2,282,466       4,259,818       3,706,686
                                              -------------  ------------     -----------    ------------
Operating expenses:
  Selling, general and administrative             3,014,960     1,754,449       3,888,391       2,693,638
  Research and development                          243,171       269,715         719,903         521,612
                                              -------------  ------------     -----------    ------------
     Total operating expenses                     3,258,131     2,024,164       4,608,294       3,215,250
                                              -------------  ------------     -----------    ------------

Operating (loss) income                           (298,718)       258,302       (348,476)         491,436
                                              -------------  ------------     -----------    ------------
Other expenses:
  Gain (loss) in equity investment                  (6,467)         4,167           8,145          20,495
  Other expense                                        -           17,078             -               -
  Interest expense-related party                   (30,205)           -          (86,268)             -
  Interest expense                                (237,165)     (159,676)       (333,963)       (322,622)
                                              -------------  ------------     -----------    ------------
     Total other expenses                         (273,837)     (138,431)       (412,086)       (302,127)
                                              -------------  ------------     -----------    ------------
 (Loss) income before provision for
    income taxes                                  (572,555)       119,871       (760,562)         189,309

  Benefit (provision) for income taxes               15,638           -               -               -
                                              -------------  ------------     -----------    ------------
(Loss) income before minority interest            (556,917)       119,871       (760,562)         189,309

Minority interest                                    27,832      (18,941)          13,362        (30,561)
                                              -------------  ------------     -----------    ------------
Net (loss) income                                 (529,085)       100,930       (747,200)         158,748

Other comprehensive income, net of taxes
  Foreign currency translation adjustment           299,765     (330,909)         391,891       (360,221)
                                              -------------  ------------     -----------    ------------
     Comprehensive (loss)                       $ (229,320)   $ (229,979)     $ (355,309)     $ (201,473)
                                              =============  ============     ===========    ============
Basic net (loss) income per common share           $ (0.03)        $ 0.01        $ (0.04)          $ 0.01
                                              =============  ============     ===========    ============
Basic weighted average common
shares outstanding                               17,410,299    17,410,299      17,410,299      17,410,299
                                              =============  ============     ===========    ============

Diluted net (loss) income per share                $ (0.03)        $ 0.01        $ (0.04)          $ 0.01
                                              =============  ============     ===========    ============
Diluted weighted average common shares           17,410,299    17,449,390      17,410,299      17,436,228
outstanding
                                              =============  ============     ===========    ============

            See Notes to Unaudited Consolidated Financial Statements.
                                       4

                  HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      For the six-month period
                                                         ended December 31,
                                                    ------------------------------
                                                        2006            2005
                                                    --------------  --------------

Cash flows from operating activities:
Net income (loss)                                      $ (747,200)      $ 158,748
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
   Interest expense related to debenture discount         254,630         298,406
   Depreciation and amortization                          298,767         248,250
   Fair value of options                                  158,666               -
   Provision for doubtful accounts                         (7,682)       (293,597)
   Provision for returns                                  (90,820)              -
   Gain on equity investment                               (8,145)        (20,495)
   Minority interest                                      (13,362)         30,561
Change in operating assets and liabilities:
   Accounts receivable                                    261,487         (58,814)
   Inventories                                           (106,897)        (50,824)
   Prepaid expenses and other current assets              (28,810)         46,328
  Other assets                                            165,056               -
   Provision for product replacements                      28,231        (125,864)
   Accounts payable and accrued expenses                 (820,799)        (56,533)
                                                    --------------  --------------
Net cash provided by (used in) operating activities      (656,878)        176,166
                                                    --------------  --------------
Cash flows from investing activity:

   Purchases of property and equipment                   (175,477)       (129,996)
                                                    --------------  --------------
Net cash used in investing activities                    (175,477)       (129,996)
                                                    --------------  --------------
Cash flows from financing activities:
   (Decrease) increase in lines of credit                 606,363        (274,464)
   Proceeds from long term debt                            35,471         131,798
   Repayment of long term debt                           (267,395)        (97,050)
   Repayment of capitalized lease obligations             (84,890)              -
   Increase (decrease) in due to related parties                -         (43,466)
                                                    --------------  --------------

Net cash provided by (used in) financing activities       289,549        (283,182)
                                                    --------------  --------------

Effect of exchange rate changes on cash                   (23,633)         (3,540)
                                                    --------------  --------------
Decrease in cash                                         (566,439)       (240,552)

Cash, beginning of period                                 695,509         441,983
                                                    --------------  --------------

Cash, end of period                                     $ 129,070       $ 201,431
                                                    ==============  ==============
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest           $ 159,024       $ 102,019
                                                    ==============  ==============
     Cash paid during the period for taxes              $       -       $       -
                                                    ==============  ==============


            See Notes to Unaudited Consolidated Financial Statements.
                                       5

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

The accompanying consolidated financial statements present the results of operations of the Company's French and Spanish subsidiaries for the three-month and six-month periods ended December 31, 2006 and 2005. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2006, the allowance for doubtful accounts was approximately $479,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At December 31, 2006, the provision for product returns was approximately $111,000.

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

From time to time, the Company enters into bill and hold arrangements. None of them were outstanding at December 31, 2006. Such bill and hold arrangements meet the following criteria for revenue recognition:

o The risks of ownership have passed to the buyer;

o The customer has made a fixed commitment to purchase the breast implants, in writing;

o The buyer, not the Company, has requested that the transaction be on a bill and hold basis. The buyer had a substantial business purpose for ordering the goods on a bill and hold basis-primarily its on lack of warehousing space;

o There is a fixed schedule for delivery of the goods. The dates for delivery are reasonable and are consistent with the buyer's business purpose;

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

o The pattern of bill and hold transactions, are consistent with the Company's past experiences;

o The buyer has the expected risk of loss in the event of a decline in the market value of the breast implants;

o The Company's custodial risks are insurable and insured;

o The business reasons for the bill and hold have not introduced a contingency to the buyer's commitment.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the six-month period ended December 31, 2006 and 2005:


                                                                                Six-month               Six-month
                                                                                 period                  period
                                                                                 ended                   ended
                                                                                December                December
                                                                                31, 2006                31, 2005
                                                                               -------------          ------------
Net (loss) income:
As reported                                                                    $ (747,200)             $ 158,748
Add: Total stock-based employee compensation included in net income
as reported, net of related tax effects                                                 -                      -
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects                                                                                (-)              (124,376)
                                                                               -------------           ------------

Pro forma                                                                      $ (747,200)             $  34,372
                                                                               =============           ============
Basic earnings per share:
As reported                                                                    $    (0.04)             $    0.01
                                                                               =============           ============
Pro forma                                                                      $    (0.04)             $    0.00
                                                                               =============           ============
Diluted earnings per share:
As reported                                                                    $    (0.04)             $    0.01
                                                                               =============           ============
Pro forma                                                                      $    (0.04)             $    0.00
                                                                               =============           ============

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2006, the unrecognized compensation costs related to non-vested awards amounted to approximately $362,000, which will be recognized over the following 18 months.

The Company recognized a compensation expense of approximately $159,000 during the six-month period ended December 31, 2006 in connection with all options outstanding during that period.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2006, the exchange rate for the Euros (EUR) was $1.32 U.S. for 1.00 EUR.

The functional currency of the Company's French and Spanish subsidiaries is the local currency. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after December 31, 2001 be accounted for using the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company's goodwill at December 31, 2006 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spain's operations, the Company's goodwill at December 31, 2006 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2006, the Company believes that there has been no impairment of its long-lived assets.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Income (Loss) per Share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,125,000 options outstanding at December 31, 2006. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. The weighted average amount of common stock equivalents included in the six-month period ended December 31, 2006 and 2005 dilutive earnings per share amounts to 0 and 25,929, respectively. All other common stock equivalents are antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at December 31, 2006 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at December 31, 2006 based upon terms available for companies under similar arrangements.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $111,000 at December 31, 2006. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At December 31, 2006, the financial institution insured approximately $3.4 million of the Company's accounts receivables. Two of the Company's customers accounted for approximately 18% and 10%, respectively, of its net accounts receivable at December 31, 2006. No other customers accounted for more than 10% of its net accounts receivables.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

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

Customers Concentration Risk

Two of the Company's customers accounted for 15% and 11%, respectively, of its revenues during the six-month period ended December 31, 2006. Three of the Company's customers accounted for 17%, 11%, and 10% of its revenues, respectively, during 2005. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 4 - INVENTORIES

Inventories at December 31, 2006 consist of the following:

Finished goods                 $ 2,703,435
Work-in-process                  1,041,852
Raw materials                      389,453
                              -------------
                               $ 4,134,740
                              =============


NOTE 5 - INVESTMENTS
At December 31, 2006, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounting to approximately $14,000 and $16,000 during the six-month periods ended December 31, 2006 and 2005, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases six months prior to the renewal date. At December 31, 2006, the Company had a non-interest bearing advance of approximately $77,000 owed by SCI Lucas. SCI Lucas reimbursed approximately $28,000 during the six-month period ended December 31, 2006 in connection with this advance. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $212,000 and $208,000 during the six-month periods ended December 31, 2006 and 2005, respectively.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 6 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $291,000 to $330,000, with variable interest rates, based on the EURIBOR plus 1.6% to 3%, ranging from 4.77% to 6.17% per year at December 31, 2006, and due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

NOTE 7 - CONVERTIBLE DEBENTURES

On October 9, 2003, OSMXM, Inc., one of the Company's subisidiaries, entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible debenture amounting to $498,750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

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

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the six-month periods ended December 31, 2006 and 2005, the amortization of the debt discount amounted to

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

approximately $86,000 and $127,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to $31,082 at December 31, 2006.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During the six-month period ended December 31, 2006 and 2005, the amortization of the debt discount amounted to approximately $155,000 and $133,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $4.9 million. The Company has used approximately $1.8 million under such lines of credit at December 31, 2006. The lines of credit bear interest at the EURIBOR rate plus 2.0% (3.05% at December 31, 2006). The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $7.2 million and inventories of approximately $4.1 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of December 31, 2006 was $0. During the second quarter of fiscal 2006, the distributor notified the Company that the distributor is owed $3.3 million under the promissory note. The Company disputes that it presently owes the distributor the $3.3 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company is currently discussing the issues related to the amended distribution agreement and the promissory note with the distributor. Additionally, due to the distributor's delay in filing a PMA with the US Food and Drug Administration for the Company's breast implant products, the Company believes that the distributor may be in breach of the amended distribution agreement. In this regard, the Company will be seeking information from the distributor to determine whether the distributor has acted in compliance with its obligations under the amended distribution agreement. The Company believes that

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 9 - LINES OF CREDIT (continued)

it has incurred significant damages in excess of the $3.3 million claimed to be due to the distributor because of the of the distributor's failure to file the PMA on a timely basis. The Company has provided for a provision for such claims aggregating $1.3 million at December 31, 2006, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

There were no transactions in the 2004 Plan during the six-month periods ended December 31, 2006 and 2005.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the six-month periods ended December 31, 2006 and 2005. Information about the Company's sales in different geographic locations for the six-month periods ended December 31, 2006 and 2005 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                          Six-month period ended December 31,
                               2006               2005
                            ------------      ------------
France                      $ 2,068,669        $1,027,343
Outside of France             5,700,801         5,319,410
                            ------------      ------------
                            $ 7,769,470        $6,346,753
                            ============       ===========

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 12 - LEGAL CONTINGENCIES

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. ("PIP"), III Acquisition Corp. d/b/a PIP America, PIP/USA, Inc., Jean-Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Pl aintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only. Case Nos.: 03-15006, 00-14665, 03-22399 and 03-22537 were consolidated for all pretrial purposes by Orders dated December 22, 2005.A status conference was held on October 23, 2006 and a hearing date was reserved for March 14, 2007 for all four cases on Defendants' motions to dismiss.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement. A hearing was held on November 1, 2006 on III Acquisition's motion to dismiss the Third Amended Complaint. The Court dismissed it with leave to re-plead. On June 7, 2006, Poly Implant Protheses, S.A. filed a motion to dismiss third amended consolidated class action Complaint. That motion remains pending.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing. PIP filed a motion for summary judgment on December 11, 2006, which remains pending.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

NOTE 12 - LEGAL CONTINGENCIES (continued)

PIP was served with a product liability lawsuit in Louisiana entitled Jo Ann Sagona Carimi, et al. v. Poly Implant Protheses, S.A., et al., Case No.:
04-2813in United States District Court for the Eastern District of Louisiana in August, 2006. This action was steeled in January 2007.

In July 2005, IP Resource Ltd ("IP"), a British corporation sued PIP for alleged patent infringement and claims in excess of $2.1 million in damages. This litigation is in its early stage of discovery and the Company believes that the likelihood that any contingencies associated with it is remote.

On September 1, 2006, PIP was sued in federal court in Houston, Texas by eleven individuals alleging product liability claims in that certain action entitled Edwards, et al. v. PIP, et al. Case No, H-06-2817. PIP has not yet been served.

III Acquisition Corp. d/b/a PIP .America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from all claims, including those asserted above. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position.

The Company has recorded a provision of approximately $470,000 at December 31, 2006 in connection with these matters.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Heritage Worldwide, Inc. (the "Company" or "we") and its subsidiaries develop, manufacture, and market breast implants worldwide. We ceased making sales in the U.S. market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40% of our revenues.

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

From time to time, we enter in bill and hold arrangements. Such bill and hold arrangements meet the following criteria for revenue recognition:

o The risks of ownership have passed to the buyer;

o The customer has made a fixed commitment to purchase the breast implants, in writing;

o The buyer, not the Company, has requested that the transaction be on a bill and hold basis. The buyer had a substantial business purpose for ordering the goods on a bill and hold basis-primarily its on lack of warehousing space;

o There is a fixed schedule for delivery of the goods. The dates for delivery are reasonable and are consistent with the buyer's business purpose;

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

o The pattern of bill and hold transactions, are consistent with the Company's past experiences;

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At December 31, 2006, we had approximately $1.1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At June 30, 2006, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Product replacements. We provide a product replacement program on our products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company's reported expenses and results of operation.

RESULTS OF OPERATIONS

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Increase/        Increase/
                                             For the six-month period ended     (Decrease)       (Decrease)
                                                       December 31,           2006 vs 2005      2006 vs 2005
                                         -----------------------------------
                                                2006                    2005             $              %
                                         ------------------    ----------------------------------------------
Revenues                                       $ 7,769,470          $ 6,346,753     $1,422,717         22.4%

Cost of revenues                                 3,509,652            2,640,067        869,585         32.9%
                                         ------------------    ----------------------------------------------
     Gross margin                                4,259,818            3,706,686        553,132         14.9%
                                         ------------------    ----------------------------------------------

Operating expenses:
  Selling, general and administrative            3,888,391            2,693,638      1,194,753         44.4%

  Research and development                         719,903              521,612        198,291         38.0%
                                         ------------------    ----------------------------------------------
     Total operating expenses                    4,608,294            3,215,250      1,393,044         43.3%
                                         ------------------    ----------------------------------------------
Loss before other expenses and
Operating (loss) income                           (348,476)             491,436       (839,912)      -170.9%
                                         ------------------    ----------------------------------------------
Other expenses:
 Gain in equity investment                           8,145               20,495        (12,350)          NM
 Other expenses:                                         -                    -
  Interest expense-related party                   (86,268)                   -        (86,268)          NM
  Interest expense                                (333,963)            (322,622)       (11,341)         3.5%
                                         ------------------    ----------------------------------------------
     Total other expenses                         (412,086)            (302,127)      (109,959)        36.4%
                                         ------------------    ----------------------------------------------
 (Loss) income before provision for
    income taxes                                  (760,562)             189,309       (949,871)      -501.8%

  Provision for from income taxes                        -                    -              -           NM
                                         ------------------    ----------------------------------------------
(Loss) income before minority interest            (760,562)             189,309       (949,871)      -501.8%

Minority interest                                   13,362              (30,561)        43,923       -143.7%
                                         ------------------    ----------------------------------------------
Net (loss) income                               $ (747,200)           $ 158,748     $ (905,948)      -570.7%
                                         ==================    ==============================================


NM: not meaningful

Six months Ended December 31, 2006 Compared with Six months Ended
December 31, 2005

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the six-month period ended December 31, 2006 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to existing surgeons and clinics in France, and to a lesser extent, distributors in countries other than France, such as in Latin America as well a decrease in average selling price of the breast implants.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the six-month period ended December 31, 2006 is primarily attributable to an increase of the costs of raw materials as well as an increase in volume of product sold.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses professional fees and allowance for bad debts. The increase in selling, general and administrative expenses during the six-month period ended December 31, 2006 when compared to the prior year comparable period is primarily due to a decrease in the provision for doubtful accounts and product replacements recorded in the six-month period ended December 31, 2005 aggregating $419,000 compared to an increase in such provision of approximately $20,000 during the six-month period ended December 31, 2006. Additionally, during the six-month ended December 31, 2006, we recognized approximately $159,000 in share-based payment expenses pursuant to FAS 123 (R), which became effective January 1, 2006. No such expenses occurred during the six-month period ended December 31, 2005. The remaining increases in our selling, general, and administrative expenses is primarily due to increased selling and marketing expenses incurred to support our increased revenues.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The increase in research and development expenses during the six-month period ended December 31, 2006 is primarily due to an increase in personnel allocated to development of new products and the enhancement of existing products.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The increase in interest expense during the six-month period ended December 31, 2006 is primarily due to increased utilization of our interest-bearing lines of credit.

Liquidity and Capital Resources

During the six-month period ended December 31, 2006, we used approximately $657,000 to fund our operating activities, which is due to the following:

o         Our net loss of approximately $747,000 adjusted for non-cash items:
          debt discount of approximately $255,000, depreciation of $299,000, and the imputation of the fair value of options amounting to approximately $159,000. Additionally, our account receivables and accounts payable and accrued expenses decreased by approximately $261,000 and $821,000, respectively, and our inventory and prepaid expenses and other current assets increased by approximately $107,000 and $29,000, respectively.

o Our proceeds from issuance of long-term debt and line of credit amounting to approximately $35,000 and $606,000, respectively. We repaid approximately $267,000 and $85,000 in long-term debt and capitalized obligations during the six-month period ended December 31, 2006.

During the six-month period ended December 31, 2005, we have generated cash flows from operating activities of approximately $176,000, which is due to the following:

o         Our net income of approximately $159,000 adjusted for non-cash items:
          debt discount of approximately $298,000, depreciation of $248,000, a decrease in provision for doubtful accounts of approximately $294,000. Additionally, our inventory increased approximately by $51,000.

o         We incurred capital expenditures of approximately $130,000.

o Our net cash provided by operating activities funded repayment on our lines of credit and long-term debt of approximately $275,000 and $97,000. We also generated proceeds from the issuance of long term debt of approximately $132,000.

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

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

During April 2006, we were informed by the District Attorney's office of the Appeals Court of Aix-en-Provence, France, that Alain Sereyjol-Garros, one of our directors and officers, cannot directly or indirectly, manage or control a French commercial, professional, or industrial enterprise, such as our main subsidiary, PIP. According to the District Attorney's office, on November 15, 2000, Mr. Garros was convicted by a French court of breach of trust and misuse of funds and fraudulent use of corporate property for his personal use, in the last 10 years. As a result of the above-mentioned conviction, he was sentenced by the Criminal Chamber [division] of the Appeal Court of Aix-en-Provence (5th chamber) to a term of at least three months of imprisonment without suspension in this particular case, to ten months of imprisonment with suspended sentence, and to three years probation from which three months were revoked by a decision of the said division on November 22, 2005. Mr. Sereyjol-Garros resigned from our subsidiary's oversight committee on April 26, 2006. We are in discussion with Mr. Garros to secure his resignation from all positions with the Company, including financing the repurchase of his interest in the Company.


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

                                   HERITAGE WORLDWIDE, INC.
                                         (Registrant)

Date:  February 14, 2007        By: /s/ Jean Claude Mas
                                    -----------------------
                                        Jean Claude Mas
                                        Chairman of the Board


                                By: /s/ Claude Couty
                                    -----------------------
                                        Claude Couty
                                        Chief Financial Officer