Form 10QSB
period 2007-03-31
HERITAGE WORLDWIDE INC
filed 2007-05-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2007

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: [000-28277]

                            HERITAGE WORLDWIDE, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       13-4196258
     -------------------                          --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


             337 Avenue de Bruxelles La Seyne-Sur-Mer (France) 83507
   --------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at May 10, 2007 was 17,410,299.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31,2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2006 Annual Report of Form 10-KSB, in "Management's Discussion and Analysis or Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                 HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                           $      283,045
  Accounts receivable, net of an allowance for
    doubtful accounts of $ 394,943
    and allowance for product returns of $99,835                      7,497,014
  Inventories                                                         4,541,387
  Prepaid expenses and other current assets                             718,208
                                                                  --------------

     Total current assets                                            13,039,654

Property and equipment, net of accumulated
   depreciation of $3,480,480                                         2,001,775
Goodwill                                                              1,166,116
Investment in SCI Lucas                                                 669,348
Other assets                                                             53,032
                                                                  --------------

     Total assets                                                $   16,929,925
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                               $    1,889,431
  Accounts payable and accrued expenses                               4,694,589
  Current portion of capitalized lease obligations                      216,197
  Current portion of long term debt                                     249,875
  Reserve for product replacements                                      588,784
                                                                  --------------

     Total current liabilities                                        7,638,876

Convertible debentures, net of discount of $780,114                   2,219,886
Convertible debentures and related accrued interest payable,
  net of discount of $103,637-related party                             929,911
Capitalized lease obligations, net of current portion                   397,907
Long term debt, net of current portion                                  631,121
                                                                  --------------

     Total liabilities                                               11,817,701
                                                                  --------------

Minority interest                                                       955,851
                                                                  --------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    18,160,299 issued and 17,410,299 outstanding                         17,411
  Additional paid-in capital                                          6,134,567
  Accumulated other comprehensive income                              2,341,870
  Accumulated deficit                                                (4,337,475)
                                                                  --------------

     Total stockholders' equity                                       4,156,373
                                                                  --------------

     Total liabilities and stockholders' equity                  $   16,929,925
                                                                  ==============


            See Notes to Unaudited Consolidated Financial Statements.

                   HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the nine-month period ended For the three-month period ended
                                                      March 31,                    March 31,
                                         ------------------------------  ---------------------------
                                             2007            2006           2007           2006
                                         -------------  ---------------  -----------    ------------

Revenues                                 $ 10,958,343      $ 9,727,311   $3,188,873     $ 3,380,558

Cost of revenues                            5,277,126        4,172,055    1,767,474       1,531,988
                                         -------------  ---------------  -----------    ------------

     Gross profit                           5,681,217        5,555,256    1,421,399       1,848,570
                                         -------------  ---------------  -----------    ------------

Operating expenses:
  Selling, general and administrative       5,121,221        4,342,476    1,085,130       1,648,838
  Research and development                    919,017          780,249      199,114         258,637
                                         -------------  ---------------  -----------    ------------

     Total operating expenses               6,040,238        5,122,725    1,284,244       1,907,475
                                         -------------  ---------------  -----------    ------------

Operating (loss) income                      (359,021)         432,531      137,155         (58,905)
                                         -------------  ---------------  -----------    ------------

Other expenses:
  Gain in equity investment                    50,894           32,008       42,749          11,513
  Interest expense-related party             (147,700)        (155,600)     (61,432)        (75,400)
  Interest expense                           (274,464)        (323,534)     (88,201)        (81,112)
                                         -------------  ---------------  -----------    ------------

     Total other expenses                    (371,270)        (447,126)    (106,884)       (144,999)
                                         -------------  ---------------  -----------    ------------


(Loss) Income before minority interest       (730,291)         (14,595)      30,271        (203,904)

Minority interest                             (13,595)         (16,133)     (26,957)         14,428
                                         -------------  ---------------  -----------    ------------

Net (loss) income                            (743,886)         (30,728)       3,314        (189,476)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment     509,889         (112,953)     117,998         247,268
                                         -------------  ---------------  -----------    ------------

     Comprehensive (loss) income         $   (233,997)     $  (143,681)  $  121,312     $    57,792
                                         =============  ===============  ===========    ============

Basic net loss per common share          $      (0.04)     $     (0.00)  $     0.00     $     (0.01)
                                         =============  ===============  ===========    ============

Basic weighted average common
shares outstanding                         17,410,299       17,410,299   17,410,299      17,410,299
                                         =============  ===============  ===========    ============

Diluted net (loss) income per share      $      (0.04)     $     (0.00)  $     0.00         $ (0.01)
                                         =============  ===============  ===========    ============

Diluted weighted average common shares     17,410,299       17,410,299   17,423,774      17,410,299
 outstanding
                                         =============  ===============  ===========    ============

            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the nine-month period
                                                          ended March 31,
                                                    --------------------------
                                                        2007           2006
                                                    -------------  -----------

Cash flows from operating activities:
Net income loss                                       $ (743,886)   $ (30,728)
Adjustments to reconcile net income loss to net cash
used in operating activities:
   Interest expense related to debenture discount        365,952      357,871
   Depreciation and amortization                         498,059      363,809
   Fair value of options                                 323,999       62,188
   Provision for doubtful accounts                       (91,743)    (335,595)
   Provision for returns                                (101,688)           -
   Gain on equity investment                             (50,894)     (32,008)
   Minority interest                                      13,595       16,133
Change in operating assets and liabilities:
   Accounts receivable                                   126,387      112,723
   Inventories                                          (483,443)    (559,875)
   Prepaid expenses and other current assets             (78,976)    (151,364)
  Other assets                                           194,963            -
   Provision for product replacements                     12,519     (126,081)
   Accrued interest on convertible debentures              4,987       91,990
   Accounts payable and accrued expenses                (763,921)     (67,170)
                                                    -------------  -----------

Net cash used in operating activities                   (774,090)    (298,107)
                                                    -------------  -----------

Cash flows from investing activity:

   Purchases of property and equipment                  (258,957)     (93,657)
                                                    -------------  -----------

Net cash used in investing activities                   (258,957)     (93,657)
                                                    -------------  -----------

Cash flows from financing activities:
   Increase in lines of credit                           735,488      102,682
   Proceeds from long term debt                          183,089      483,680
   Repayment of long term debt                          (254,135)    (127,978)
   Repayment of capitalized lease obligations            (70,076)           -
   Increase (decrease) in due to related parties          80,003      (51,649)
                                                    -------------  -----------

Net cash provided by financing activities                674,369      406,735
                                                    -------------  -----------

Effect of exchange rate changes on cash                  (53,786)       7,021
                                                    -------------  -----------

(Decrease) increase in cash                             (412,464)      21,992

Cash, beginning of period                                695,509      441,983
                                                    -------------  -----------

Cash, end of period                                   $  283,045    $ 463,975
                                                    =============  ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest         $   37,583    $ 102,019
                                                    =============  ===========

     Cash paid during the period for taxes            $        -    $      -
                                                    =============  ===========

            See Notes to Unaudited Consolidated Financial Statements

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and US ("OS") subsidiaries for the three-month and nine-month periods ended March 31, 2007 and 2006. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2007, the allowance for doubtful accounts was approximately $479,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At March 31, 2007, the provision for product returns was approximately $111,000.

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

From time to time, the Company enters in bill and hold arrangements. None of them were outstanding at March 31, 2007. Such bill and hold arrangements meet the following criteria for revenue recognition:

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

o The Company's custodial risks are insurable and insured; and

o The business reasons for the bill and hold have not introduced a contingency to the buyer's commitment.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the nine-month period ended March 31, 2007 and 2006:

                                                                               Nine-month             Nine-month
                                                                               period                 period
                                                                               ended March            ended March
                                                                               31, 2007               31, 2006
                                                                               -------------          -------------
Net loss:
As reported                                                                    $ (743,886)            $   (30,728)
Add: Total stock-based employee compensation included in net income
as reported, net of related tax effects                                                 -                       -
Deduct: Total stock-based employee compensation expense determined                      -                 124,376
under fair value based method for all awards, net of related tax
effects                                                                          (       )             (         )
                                                                               -------------          -------------

Pro forma                                                                      $ (743,886)            $  (155,104)
                                                                               =============          =============
Basic earnings per share:
As reported                                                                    $ (0.04)               $      0.00
                                                                               =============          =============
Pro forma                                                                      $ (0.04)               $      0.00
                                                                               =============          =============
Diluted earnings per share:
As reported                                                                    $ (0.04)               $     (0.01)
                                                                               =============          =============
Pro forma                                                                      $ (0.04)               $     (0.01)
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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2007, the unrecognized compensation costs related to non-vested awards amounted to approximately $104,000, which will be recognized over the following 14 months.

The Company  recognized a  compensation  expense of  approximately  $324,000 and
$62,000   during  the   nine-month   period  ended  March  31,  2007  and  2006,
respectively, in connection with all options outstanding during that period.

Foreign currency translation

For  foreign  operations  with the local  currency as the  functional  currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2007, the exchange rate for the Euros (EUR) was $1.33 U.S. for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations initiated after December 31, 2001 be accounted for using the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company's goodwill at March 31, 2007 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at March 31, 2007 is not impaired. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At March 31, 2007, the Company believes that there has been no impairment of its long-lived assets. Investment

The Company's investment is reported on the equity method of accounting. Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends paid. Income Taxes

The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized. Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs."

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 725,000 options outstanding at March 31, 2007. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures, including those exchanged during September 2005. All common stock equivalents outstanding during the nine-month period ended March 31, 2007 and 2006 are antidilutive. Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at March 31, 2007 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at March 31, 2007 based upon terms available for companies under similar arrangements.

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, we have historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $111,000 at March 31, 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company's accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution. At March 31, 2007, the financial institution insured approximately $2.5 million of the Company's accounts receivables. Two of the Company's customers accounted for approximately 18% and 10%, respectively, of its gross accounts receivable at March 31, 2007. No other customers accounted for more than 10% of its net accounts receivables.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

Customers Concentration Risk

Two of the Company's customers accounted for 19% and 10%, respectively, of its revenues during the nine-month period ended March 31, 2007. Two of the Company's customers accounted for 16% and 16% of its revenues, respectively, during the nine-month period ended March 31, 2006. The Company minimizes its concentration risk associated with customers by diversifying its customer base and introducing its products in new countries.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 4 - INVENTORIES

Inventories at March 31, 2007 consist of the following:

Finished goods            $ 2,729,835
Work-in-process             1,445,535
Raw materials                 366,017
                          -----------
                          $ 4,541,387
                          ===========

NOTE 5 - INVESTMENTS

At March 31, 2007, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $51,000 and $32,000 during the nine-month periods ended March 31, 2007 and 2006, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date.

During the nine-month period ended March 31, 2007, SCI Lucas reimbursed a non-interest bearing advance of approximately $88,000 to the Company. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $410,000 and $208,000 during the nine-month periods ended March 31, 2007 and 2006, respectively.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 6 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $106,000 to $335,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 5.3% to 6.4% per year at March 31, 2007, with due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

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

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an entity affiliated with the Company's former chief executive officer of the Company, purchased three convertible debentures from HEM . Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury.

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the nine-month period ended March 31, 2007 and 2006, the amortization of the debt discount amounted to

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

approximately $86,000 and $155,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $34,000 at March 31, 2007.

In April 2004, the Company sold its Senior Convertible Debenture (the "Debenture") in the face amount of $3,000,000 to Armadillo Investments, PLC. In consideration for the Debenture, the Company received 1,595,745 ordinary shares of Armadillo Investments. The Company immediately sold these shares for approximately $1,420,000. The Debenture does not bear interest. In the event of default, as defined under the Debenture, The Debenture accrues interest at the rate of 10% per annum. The Debenture matures on March 25, 2009. The Debenture is convertible into our common stock at a conversion price per share of (a) four dollars ($4.00) (the "Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten (10) business days preceding the date of conversion, but in no event less than fifty percent (50%) of the Fixed Conversion Price (the "Floating Conversion Price"). For purposes of determining the closing bid price on any day, reference shall be the closing bid price for a share of Common Stock on such date on the OTC Bulletin Board, as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The Company granted piggyback registration rights with respect to the common stock into which the Debenture is convertible. The Company is required to maintain in escrow 750,000 shares of common stock upon conversion of the Debenture.

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During the nine-month period ended March 31, 2007 and 2006, the amortization of the debt discount amounted to approximately $237,000 and $203,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $1.9 million under such lines of credit at March 31, 2007. The lines of credit bear interest at the EURIBOR rate plus 2.0% or 3.7% at March 31, 2007. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $7.5 million and inventories of approximately $4.5 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of March 31, 2007 was $0. During the second quarter of fiscal 2006, the distributor notified the Company that the distributor is owed $3.3 million under the promissory note. The Company disputes that it presently owes the distributor the $3.3 million claimed to be due under the amended distribution agreement. Based on the information provided to the Company by Medicor, the Company has determined that Medicor breached its obligations under the amended distribution agreement. Therefore, the Company terminated such agreement in May 2007.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 9 - LINES OF CREDIT (continued)

In this regard, the Company will be seeking information from the distributor to determine whether the distributor has acted in compliance with its obligations under the amended distribution agreement. The Company believes that it has incurred significant damages in excess of the $3.3 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. The Company has provided for a provision for such claims aggregating $1.3 million at March 31, 2007, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

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

There were no transactions in the 2004 Plan during the nine-month periods ended March 31, 2007 and 2006.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the nine-month periods ended March 31, 2007 and 2006. Information about the Company's sales in different geographic locations for the nine-month periods ended March 31, 2007 and 2006 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                 Nine-months ended March 31,
                                      2007             2006
                               ------------        ------------
France                          $ 2,039,403         $1,660,895
Outside of France                 8,918,940          8,066,416
                               ------------        ------------
                               $10,958,343          $9,727,311
                               ============        ============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

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

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 03-22537-CA-27, alleging similar claims to those  included  in the  dismissed  case.  Within a day or two of that  lawsuit,
Steven  Kwartin  filed his  second  lawsuit  assigned  Case No.  03-22399-CA-15, against Mr. Mas and Donald McGhan only. On December 22, 2005 four of the five lawsuits were consolidated for pre-trial purposes. They are cases No.:
00-14665-CA-31, 03-15006-CA-31, 03-22399-CA-31 and 03-22537-CA-31, of those four cases three were transferred to the Complex Business Litigation Section 40 by Order dated December 29, 2006. The cases transferred were cases No.:
03-15006-CA-31, 03-22399-CA-31 and 0322537-CA-31.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP .America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement. On June 7, 2006, Poly Implant Protheses, S.A. filed a motion to dismiss third amended consolidated class action Complaint. That motion remains pending. A Status conference is set for December 6, 2007 at 11:00a.m.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing. PIP filed a motion for summary judgment on December 11, 2006, which remains pending. Discovery has been completed and no trial date has been set. In April 2006, PIP was served with four product liability lawsuits in Texas entitled Melissa Stoltz, et al. v. Poly Implant Protheses, S.A., et al., Case No.: 2005CI18773, District Court of Bexar County, Texas; Lisa Anderson, et al. v. Poly Implant Protheses, S.A. et al., Case No.: DC-05-12614, District Court of Dallas County, Texas; Rose

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

NOTE 12 - LEGAL CONTINGENCIES

Healey, et al. v. Poly Implant Protheses, S.A. et al., Case No.: 2005-65625, District Court of Harris County, Texas; Landa Joly et al. v. Poly Implant Protheses, S.A. et al., Case No.: 05-11-63,596-B, District Court of Victoria County, Texas. PIP has removed these lawsuits to federal court and filed Answers and Affirmative Defenses. PIP denies all liability. Discovery is ongoing.

PIP was sued by Jo Ann Sagona Carimi in United States District Court for the Eastern District of Louisiana in August, 2006, Case No. 04-2813, for alleged product liability and other related claims. PIP has denied any liability. This action was settled on confidential terms in January, 2007.

On September 1, 2006, PIP was sued in federal court in Houston, Texas by eleven individuals alleging product liability claims in that certain action entitled Edwards, et al. v. PIP, et al. Case No, H-06-2817. Filed a Motion to Dismiss. The Motion to Dismiss has not been ruled on yet. Discovery is ongoing in this case.

On March 14, 2007, PIP was sued in federal court in Houston, Texas by eight individuals alleging product liability claims in an action entitled Adams, et al., v. PIP, et al. PIP has not been served.

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

The Company has recorded a provision of approximately $470,000 at March 31, 2007 in connection with these matters.

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At March 31, 2007, we had approximately $1.1 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

RESULTS OF OPERATIONS

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Increase/      Increase/
                                            For the nine-month period ended      (Decrease )    (Decrease)
                                                     December 31,               2007 vs 2006   2007 vs 2006
                                            ---------------------------------
                                                2007              2006                $              %
                                            ---------------   ----------------- ------------- -------------
                                            (Unaudited)       (Unaudited)

Revenues                                      $ 10,958,343       $ 9,727,311      $1,231,032       12.7%

Cost of revenues                                 5,277,126         4,172,055       1,105,071       26.5%
                                            ---------------   ----------------- ------------- -------------

     Gross margin                                5,681,217         5,555,256         125,961        2.3%
                                            ---------------   ----------------- ------------- -------------
Operating expenses:
  Selling, general and administrative            5,121,221         4,342,476         778,745       17.9%
  Research and development                         919,017           780,249         138,768       17.8%
                                            ---------------   ----------------- ------------- -------------

     Total operating expenses                    6,040,238         5,122,725         917,513       17.9%
                                            ---------------   ----------------- ------------- -------------

Loss before other expenses and
Operating (loss) income                           (359,021)          432,531        (791,552)    -183.0%
                                            ---------------   ----------------- ------------- -------------

Other expenses:
 Gain in equity investment                          50,894            32,008          18,886          NM
  Interest expense-related party                  (147,700)         (155,600)          7,900          NM
  Interest expense                                (274,464)         (323,534)         49,070      -15.2%
                                            ---------------   ----------------- ------------- -------------

     Total other expenses                         (371,270)         (447,126)         75,856      -17.0%
                                            ---------------   ----------------- ------------- -------------


(Loss) income before minority interest            (730,291)          (14,595)       (715,696)         NM

Minority interest                                  (13,595)          (16,133)          2,538      -15.7%
                                            ---------------   ----------------- ------------- -------------

Net (loss) income                               $ (743,886)        $ (30,728)     $ (713,158)         NM
                                            ===============   ================= ============= =============

NM: not meaningful

Nine months Ended March 31, 2007 Compared with Nine months Ended March 31, 2006

Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the nine-month period ended March 31, 2007 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to distributors in Latin America, and, to a lesser extent, to existing surgeons and clinics in France, offset by a decrease in the average selling price of breast implants.

Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the nine-month period ended March 31, 2007 is primarily attributable to an increase in volume of product sold.

Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products as well as general and administrative staff used to support our operations, as well as facilities-related expenses professional fees and allowance for bad debts. The increase in selling, general and administrative expenses during the nine-month period ended March 31, 2007 when compared to the prior year comparable period is primarily due to a an increase of expenses associated with share-based payments, which was accelerated due to the termination of the options granted to our former chief executive in the third quarter of 2007 as well as a lower decrease in the provision for doubtful accounts and product replacements recorded in the nine-month period ended March 31, 2007 of approximately $380,000

Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The increase in research and development expenses during the nine-month period ended March 31, 2007 is primarily due to an increase in personnel allocated to development of new products and the enhancement of existing products.

Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The decrease in interest expense during the nine-month period ended March 31, 2007 is primarily higher interest resulting from increased utilization of our interest-bearing lines of credit during the nine-month period ended March 31, 2006.

Liquidity  and  Capital Resources

During the nine-month period ended March 31, 2007, we used approximately $774,000 to fund our operating activities, which is due to the following:

o Our net loss of approximately $744,000 adjusted for non-cash items: debt discount of approximately $366,000, depreciation of $499,000, and the imputation of the fair value of options amounting to approximately $324,000. Additionally, our account receivables and accounts payable and accrued expenses decreased by approximately $126,000 and $764,000, respectively, and our inventory increased by approximately $483,000.

o We incurred capital expenditures of approximately $259,000 in connection with the remodeling of our plant.

o Our proceeds from issuance of long-term debt and line of credit amounting to approximately $184,000 and $735,000, respectively. We repaid approximately $254,000 in long-term debt during the nine-month period ended March 31, 2007.

During the nine-month period ended December 31, 2006, we used approximately $298,000 to fund our operating activities, which is due to the following:

o Our net loss of approximately $31,000 adjusted for non-cash items:
  debt discount of approximately $358,000, depreciation of $364,000, a decrease in provision for doubtful accounts of approximately $336,000. Additionally, our inventory increased by $560,000 to anticipate the increased demand of our products.

o We incurred capital expenditures of approximately $94,000.

o Our proceeds from long-term debt and lines of credit, which amounted to $483,000 and $103,000, funded our cash used in operating activities and capital expenditures and funded repayments long-term debt of approximately $128,000.

New Accounting Pronouncements


In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

     During the period covered by this report, there have not been any changes in our internal controls or, to our knowledge, in other factors that could materially affect our internal controls.


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

                                   HERITAGE WORLDWIDE, INC.
                                            (Registrant)

Date:  May  14 , 2007              By: /s/   Jean Claude Mas
                                     -----------------------
                                             Jean Claude Mas
                                             Chairman of the Board and
                                             Chief Executive Officer


                                   By: /s/ Claude Couty
                                     -----------------------
                                           Claude Couty
                                           Chief Financial Officer and
                                           General Manager