Form 10QSB
period 2007-11-16
HERITAGE WORLDWIDE INC
filed 2007-11-19
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,2007

                                       or

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


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The total number of shares of the issuers' common stock, $.001 par value, outstanding at November 16, 2007 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2007 Annual Report of Form 10KSB, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                  HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              September 30, 2007
                                 (UNAUDITED)

                                    ASSETS
Current Assets:
  Cash                                                                             $       94,645
  Accounts receivable, net of an allowance for doubtful accounts of $301,584
    and allowance for product returns of $536,214                                       9,124,768
  Inventories, net of allowance for obsolescence of $594,351                            4,133,711
  Prepaid expenses and other current assets                                               844,170
                                                                                   ---------------

     Total current assets                                                              14,197,294

Property and equipment, net of accumulated depreciation of $4,275,690                   1,879,168
Goodwill                                                                                1,247,269
Investment in SCI Lucas                                                                   694,924
Other assets                                                                              145,804
                                                                                   ---------------

     Total assets                                                                     $18,164,459
                                                                                   ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Lines of credit                                                                 $    2,665,467
  Accounts payable and accrued expenses                                                 5,983,694
  Current portion of capitalized lease obligations                                        221,246
  Current portion of long term debt                                                       312,966
  Reserve for product replacements                                                        161,600
                                                                                   ---------------

     Total current liabilities                                                          9,344,973

Convertible debentures, net of discount of $606,527                                     2,393,473
Convertible debentures and related accrued interest payable,
  net of discount of $45,457-related party                                                993,105
Capitalized lease obligations, net of current portion                                     318,956
Long term debt, net of current portion                                                  1,031,369
                                                                                   ---------------

     Total liabilities                                                                 14,081,876
                                                                                   ---------------

Minority interest                                                                         874,467
                                                                                   ---------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    18,160,299 issued and 17,410,299 outstanding                                           17,411
  Additional paid-in capital                                                            6,208,397
  Accumulated other comprehensive income                                                3,060,855
  Accumulated deficit                                                                  (6,078,547)
                                                                                   ---------------

     Total stockholders' equity                                                         3,208,116
                                                                                   ---------------

     Total liabilities and stockholders' equity                                       $18,164,459
                                                                                   ===============


          See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          For the three-month period ended
                                                  September 30,
                                          -----------------------------
                                              2007           2006
                                          -------------  --------------


Revenues                                   $ 4,969,299     $ 3,387,726

Cost of revenues                             2,400,316       2,087,321
                                          -------------  --------------

     Gross profit                            2,568,983       1,300,405
                                          -------------  --------------

Operating expenses:
  Selling, general and administrative        2,386,637         873,431
  Research and development                     346,305         476,732
                                          -------------  --------------

     Total operating expenses                2,732,942       1,350,163
                                          -------------  --------------


Operating loss                                (163,959)        (49,758)
                                          -------------  --------------

Other expenses:
  Gain in equity investment                     11,677          14,612
  Interest expense-related party               (15,252)        (56,063)
  Interest expense                            (145,782)        (96,798)
                                          -------------  --------------

     Total other expenses                     (149,357)       (138,249)
                                          -------------  --------------

Loss before provision for
  income taxes                                (313,316)       (188,007)

  Provision for income taxes                         -         (15,638)
                                          -------------  --------------

Loss before minority interest                 (313,316)       (203,645)

Minority interest                               (4,988)        (14,470)
                                          -------------  --------------

Net loss                                      (318,304)       (218,115)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment      562,562          92,126
                                          -------------  --------------

     Comprehensive income (loss)             $ 244,258      $ (125,989)
                                          =============  ==============

Basic net loss per common share                $ (0.02)        $ (0.01)
                                          =============  ==============

Basic weighted average common
shares outstanding                          17,410,299      17,410,299
                                          =============  ==============

Diluted net loss per share                     $ (0.02)        $ (0.01)
                                          =============  ==============

Diluted weighted average common shares
outstanding                                 17,410,299      17,410,299
                                          =============  ==============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the three-month period
                                                         ended September 30,
                                                    ------------------------------
                                                        2007            2006
                                                    --------------  --------------

Cash flows from operating activities:
Net loss                                               $ (318,304)     $ (218,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Interest expense related to debenture discount         116,426         129,050
   Depreciation and amortization                          229,698         128,560
   Fair value of options                                   23,162          79,333
   Provision for doubtful accounts                          3,180         (20,070)
   Provision for returns                                 (105,142)        (85,548)
   Provision for obsolescence- inventory                   16,769               -
   Gain on equity investment                              (11,677)        (14,612)
   Minority interest                                        4,988          14,470
Change in operating assets and liabilities:
   Accounts receivable                                   (982,646)        425,489
   Inventories                                            476,001        (227,831)
   Prepaid expenses and other current assets               (2,072)       (111,130)
   Other assets                                           (43,361)         69,710
   Provision for product replacements                      (4,721)         30,781
   Accrued interest on convertible debentures               2,521               -
   Accounts payable and accrued expenses                 (199,247)       (110,826)
                                                    --------------  --------------

Net cash (used in) provided by operating activities      (794,425)         89,261
                                                    --------------  --------------

Cash flows from investing activity:

   Purchases of property and equipment                    (39,041)              -
                                                    --------------  --------------

Net cash used in investing activities                     (39,041)              -
                                                    --------------  --------------

Cash flows from financing activities:
   Increase in lines of credit                            325,202          57,276
   Proceeds from long term debt                           534,096               -
   Repayment of long term debt                            (33,282)       (216,805)
   Repayment of capitalized lease obligations             (76,712)        (42,453)
   Increase (decrease) in due to related parties                -          32,829
                                                    --------------  --------------

Net cash provided by (used in) financing activities       749,304        (169,153)
                                                    --------------  --------------

Effect of exchange rate changes on cash                   (21,251)          7,861
                                                    --------------  --------------

Decrease in cash                                         (105,413)        (72,031)

Cash, beginning of fiscal year                            200,058         695,509
                                                    --------------  --------------

Cash, end of period                                      $ 94,645       $ 623,478
                                                    ==============  ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest            $ 39,004        $ 17,234
                                                    ==============  ==============

     Cash paid during the period for taxes                    $ -             $ -
                                                    ==============  ==============

            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and United States subsidiaries for the three-month period ended September 30, 2007 and 2006. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements include the results of operations of SCI Lucas, a real estate holding company, in which the Company holds an interest of 38.05%. SCI Lucas owns the production facility and headquarters in which the Company operates in Southern France. The results of operations of SCI Lucas are accounted for using the equity method of accounting. All material inter-company accounts and transactions between the Company and SCI Lucas have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash of $794,425 for their operating activities during the three-month period ended September 30, 2007. These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to increase our revenues and provide for our capital requirements through our lines of credit, however, we have no firm commitments from any third party to provide such revenues or financing and we cannot assure you we will be successful in obtaining such commitments as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2007, the allowance for doubtful accounts was approximately $302,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At September 30, 2007, the allowance for product returns was approximately $536,000.

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

From time to time, the Company enters in bill and hold arrangements. No bill and hold arrangements were outstanding at September 30, 2007. Bill and hold arrangements would have to meet the following criteria for revenue recognition:

o    The risks of ownership passed to the buyer;

o The customer made a fixed commitment to purchase the breast implants, in writing;

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock options

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


As of September 30, 2007, the unrecognized compensation costs related to non-vested awards amounted to approximately $80,000, which will be recognized over the next 15 months.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2007, the exchange rate for the Euros (EUR) was $1.43 U.S. for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

The Company's goodwill at June 30, 2007 results from its 2002 acquisition of its Spainish subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at September 30, 2007 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2007, the Company believes that there has been no impairment of its long-lived assets.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs," and amounted to approximately $59,000 and $40,000 for the three-month periods ended September 30, 2007 and 2006, respectively.

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of salaries and related benefits, raw materials and supplies.

Income (Loss) per Share

The Company presents basic income (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,215,000 options outstanding at September 30, 2007. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during the three-month period ended September 30, 2007 are antidilutive.

                                                       2007               2006
                                                       ----               ----
Numerator:
Net income (loss)                                  ($ 318,304)        $  218,115
                                                   ===========        ==========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding                17,410,299         17,410,299
Effect of dilutive employee stock options                   -                  -
Denominator for diluted earnings per share-
Weighted average shares outstanding                17,410,299         17,410,299

Basic earnings per share                                $0.02              $0.01
                                                  ===========         ==========
Diluted earnings per share                              $0.02              $0.01
                                                  ===========         ==========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at September 30, 2007 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at September 30, 2007 based upon terms available for companies under similar arrangements.

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

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that, for the foreseeable future, FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

     1.   Recognized financial assets and financial liabilities except:

          a) An investment in a subsidiary that the entity is required to consolidate;

          b) An interest in a variable interest entity that the entity is required to consolidate;

          c) Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (revised December 2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967";

          d) Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

          e)   Deposit  liabilities,  withdrawable on demand, of banks,  savings
               and  loan   associations,   credit  unions,   and  other  similar
               depository institutions;

          f) Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.

     2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

     3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

     4.   Host financial  instruments  resulting from  separation of an embedded
          nonfinancial   derivative   instrument  from  a  nonfinancial   hybrid
          instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

The fair value option:

     o May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

     o    Is irrevocable (unless a new election date occurs)

     o Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Allowance for Product Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its allowance for product returns to amount to approximately $536,000 at September 30, 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

Allowance for Product Replacements

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

At September 30, 2007, the financial institution insured approximately $3.3 million of the Company's accounts receivables. One of the Company's customers accounted for approximately 19% of its gross accounts receivable at September 30, 2007. No other customers accounted for more than 10% of its net accounts receivables.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

Customers Concentration Risk

Two of the Company's customers accounted for 25% and 10%, respectively, of its revenues during fiscal 2007. One of the Company's customers accounted for 12% of its revenues, respectively, during the three-month period ended September 30, 2006.

NOTE 4 - INVENTORIES

Inventories at September 30, 2007 consist of the following:

Finished goods                                                $ 3,103,139
Work-in-process                                                 1,279,742
Raw materials                                                     345,181
                                                              -----------
                                                                4,728,062
Provision for obsolescence                                       (594,351)
                                                              -----------
                                                              $ 4,133,711
                                                              ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at June 30, 2007 consist of the following:


Tenant improvements                                           $   129,531
Machinery and equipment                                         5,341,770
Office equipment                                                  262,792
Transportation equipment                                          181,365
Software                                                          239,400
                                                              -----------
                                                                6,154,858
Accumulated depreciation                                       (4,275,690)
                                                              -----------
Property and equipment, net                                   $ 1,879,168
                                                              ===========

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 2007

NOTE 5 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense amounted to approximately $230,000 and $129,000 during the three-month period ended September 30, 2007 and 2006, respectively.

NOTE 6 - INVESTMENTS

At September 30, 2007, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $12,000 and $15,000 during the three-month period ended September 30, 2007 and 2006, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date.

The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $131,593 and $106,000 during the three-month period ended September 30, 2007 and 2006, respectively.

NOTE 7 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $99,000 to $500,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 6.4% to 7.3% per year at September 30, 2007, with due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

NOTE 8 - CONVERTIBLE DEBENTURES

On October 9, 2003, OSMXM "OS", Inc., one of the Company's subsidiaries, entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible debenture amounting to $498,750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an entity affiliated with the Company's former chief executive officer purchased three convertible debentures from HEM. Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury.

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the three-month period ended September 30, 2007 and 2006, the amortization of the debt discount amounted to approximately $25,000 and $54,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $39,000 at September 30, 2007.

In April 2004, the Company sold its Senior Convertible Debenture (the "Debenture") in the face amount of $3,000,000 to Armadillo Investments, PLC. In consideration for the Debenture, the Company received 1,595,745 ordinary shares of Armadillo Investments. The Company immediately sold these shares for approximately $1,420,000. The Debenture does not bear interest. In the event of default, as defined under the Debenture. The Debenture accrues interest at the rate of 10% per annum. The Debenture matures on March 25, 2009. The Debenture is convertible into our common stock at a conversion price per share of (a) four dollars ($4.00) (the "Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten (10) business days preceding the date of conversion, but in no event less than fifty percent (50%) of the Fixed Conversion Price (the "Floating Conversion Price").

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

discount is amortized over the term of the Debenture. During the three-month period ended September 30, 2007 and 2006, the amortization of the debt discount amounted to approximately $91,000 and $97,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.7 million under such lines of credit at September 30, 2007. The lines of credit bear interest at the EURIBOR rate plus 2.0% to 3.7% at September 30, 2007. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $9.1 million and inventories of approximately $4.1 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of September 30, 2007 was $0. The distributor is presently under bankruptcy proceedings. During August 2007, the distributor claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company notified the distributor that the distributor is in default under the amended distribution agreement and terminated the agreement in May 2007.

Based on the review of certain information supplied by an agent for the distributor to the Company's consultant on U.S. Food & Drug Administration matters, the Company believes that the distributor did not comply with its obligations under the amended distribution agreement. As a result of the distributor's breach of its obligations to the Company, the Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. The Company has provided for a provision for such claims aggregating $1.7 million at September 30, 2007, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

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

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 10 - STOCK OPTIONS (continued)

constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued 1,175,000 options. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

During the three-month periods ended September 30, 2007 and September 30, 2006, the Company recorded share-based payment expenses amounting to approximately $23,000 and $79,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the three-month period ended September 30, 2007 and 2006. Information about the Company's sales in different geographic locations for the three-month period ended September 30, 2007 and 2006, respectively is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                                     Three-month period ended
                                                           September 30,
                                                   2007                  2006
                                                   ----                  ----
France                                        $  1,056,448        $      694,687
Outside of France                                3,912,851             2,693,039
                                              ------------        --------------
                                              $  4,969,299        $    3,387,726
                                              ============        ==============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 12 - LEGAL CONTINGENCIES [Still waiting for additional information from Couty]

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

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court's Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys' fees is pending in the trial court, as is a motion to disqualify the Plaintiffs' counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 03-22537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only. On December 22, 2005 four of the five lawsuits were consolidated for pre-trial purposes. They are cases No.:
00-14665-CA-31, 03-15006-CA-31, 03-22399-CA-31 and 03-22537-CA-31, of those four cases three were transferred to the Complex Business Litigation Section 40 by Order dated December 29, 2006. The cases transferred were cases No.:
03-15006-CA-31, 03-22399-CA-31 and 0322537-CA-31.. A hearing on Defendants PIP and Jean-Claude Mas' motion to disqualify Plaintiff's counsel was held on September 11. The Court has not ruled yet.

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 12 - LEGAL CONTINGENCIES (continued)

is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement. On June 7, 2006, Poly Implant Protheses, S.A. filed a motion to dismiss third amended consolidated class action Complaint. That motion remains pending. A Status conference is set for December 6, 2007 at 11:00a.m.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing. PIP filed a motion for summary judgment on December 11, 2006, which remains pending. Discovery has been completed and no trial date has been set. PIP's motion for Summary Judgment has been denied. A pre-trial conference is scheduled for September 27, 2007.In April 2006, PIP was served with four product liability lawsuits in Texas entitled Melissa Stoltz, et al. v. Poly Implant Protheses, S.A., et al., Case No.:
2005CI18773, District Court of Bexar County, Texas; Lisa Anderson, et al. v. Poly Implant Protheses, S.A. et al., Case No.: DC-05-12614, District Court of Dallas County, Texas; Rose Healey, et al. v. Poly Implant Protheses, S.A. et al., Case No.: 2005-65625, District Court of Harris County, Texas; Landa Joly et al. v. Poly Implant Protheses, S.A. et al., Case No.: 05-11-63,596-B, District Court of Victoria County, Texas. PIP has removed these lawsuits to federal court and filed Answers and Affirmative Defenses. PIP denied all liability. Discovery is ongoing. These cases were settled in or about July 2007.

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $700,000 in costs and damages. The Company is expecting to present expert reports to the Notthingham County Court judge in December 2007.

On September 1, 2006, PIP was sued in federal court in Houston, Texas by eleven individuals alleging product liability claims in that certain action entitled Edwards, et al. v. PIP, et al. Case No, H-06-2817. This case was settled in or about July, 2007.

In December 2006, The Company was sued in the London High Court by Ms Allison Allvey under the "The Consumer Protection Act" of the United Kingdom. The plaintiff alleged that the envelope surrounding her implants, obtained by her surgeon from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $360,000 in costs and damages. The Company is expecting to present expert reports to the London High Court judge in December 2007.

On March 14, 2007, PIP was sued in federal court in Houston, Texas by eight individuals alleging product liability claims in an action entitled Adams, et al., v. PIP, et al. PIP has not been served. This case was settled in or about July, 2007.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP .America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from all claims, including those asserted above. The Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $520,000 at June 30, 2006 in connection with these matters.

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

In November 2005, the FASB issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (the "FSP"). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.
..

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

As of June 30, 2007, we did not have any outstanding bill and hold arrangements. From time to time, we entered into such bill and hold arrangements if they meet the following criteria for revenue recognition:

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

Accounts receivables and related allowance for doubtful accounts. Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions Goodwill. At June 30, 2007, we had approximately $1.2 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At June 30, 2007, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $1,640,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

RESULTS OF OPERATIONS

Three months Ended September 30, 2007 Compared with Three months Ended September 30, 2006

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the three-month period ended  Increase/     Increase/
                                                  September 30,            (Decrease)    (Decrease)
                                       ----------------------------------  2007 vs 2006  2007 vs 2006
                                             2007                2006           $             %
                                       ----------------- ---------------- ------------- --------------
                                         (Unaudited)         (Unaudited)
Revenues                               $      4,969,299  $     3,387,726  $  1,581,573          46.7%
Cost of revenues                              2,400,316        2,087,321       312,995          15.0%
                                       ----------------- ---------------- ------------- --------------

     Gross margin                             2,568,983        1,300,405     1,268,578          97.6%
                                       ----------------- ---------------- ------------- --------------
Operating expenses:

  Selling, general and administrative         2,386,637          873,431     1,513,206         173.2%
  Research and development                      346,305          476,732      (130,427)        -27.4%
                                       ----------------- ---------------- ------------- --------------

     Total operating expenses                 2,732,942        1,350,163     1,382,779         102.4%
                                       ----------------- ---------------- ------------- --------------
Loss before other expenses and

Operating (loss) income                        (163,959)         (49,758)     (114,201)        229.5%
                                       ----------------- ---------------- ------------- --------------
Other expenses:

 Gain in equity investment                       11,677           14,612        (2,935)        -20.1%
  Interest expense-related party                (15,252)         (56,063)       40,811         -72.8%
  Interest expense                             (145,782)         (96,798)      (48,984)         50.6%
                                       ----------------- ---------------- ------------- --------------

     Total other expenses                      (149,357)        (138,249)      (11,108)          8.0%
                                       ----------------- ---------------- ------------- --------------

(Loss) income before provision for
  income taxes                                 (313,316)        (188,007)     (125,309)          66.7%
Provision for income taxes                         -             (15,638)       15,638              NM
                                       ----------------- ---------------- ------------- --------------

(Loss) income before minority interest         (313,316)        (203,645)     (125,309)          61.5%
Minority interest                                (4,988)         (14,470)        9,482          -65.5%
                                       ----------------- ---------------- ------------- --------------

Net (loss) income                      $       (318,304) $      (218,115) $   (100,189)          45.9%
                                       ================= ================ ============= ==============
NM: not meaningful

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the three-month period ended September 30, 2007 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to distributors in Latin America, and, to a lesser extent, to existing surgeons and clinics in France.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the three-month period ended September 30, 2007 is primarily attributable to an increase in volume of product sold.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products, general and administrative staff used to support our operations, as well as facilities-related expenses, professional fees and provision for bad debts. The increase in selling, general and administrative expenses during the three-month period ended September 30, 2007 when compared to the prior year comparable period is primarily attributable to three factors. First, increased professional and legal fees related to certain corporate activities as well as legal fees incurred in connection with legal proceedings in the Unite Kingdom during the three-month period ended September 30, 2007. Such corporate activities and legal proceedings did not occur during the three-month period ended September 30, 2006. Second, increased sales and marketing expenses associated with the development of new distribution channels outside of France. Third, higher local currency rate. A substantial portion of our sales, general, and administrative expenses are incurred in Euros, which appreciated by approximately 10% during the three-month period ended September 30, 2007 when compared to the three-month period ended September 30, 2006.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the three-month period ended September 30, 2007 is primarily due to a reduction of personnel used in connection with the development of new products and the enhancement of existing products.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The aggregate interest expense during the three-month period ended September 30, 2007 is at comparable levels when compared to the interest expense incurred during the three-month period ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, our cash amounted to approximately $95,000 and our working capital amounted to approximately $4.9 million.

         During the three-month period ended September 30, 2007, we used cash in our operating activities amounting to approximately $794,000. Our cash used in operating activities was comprised of our net loss of approximately $318,000 adjusted for the following:

     o    Debt discount of approximately $116,000;
     o    Depreciation and amortization of approximately $230,000;
     o    Fair value of options of approximately $23,000; and
     o    Provision for returns of approximately $105,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

     o Increase in accounts receivable of approximately $983,000 due to increase revenues during the three-month period ended September 30, 2007;
     o Decrease in inventories of approximately $476,000 due to increased revenues during the three-month period ended September 30, 2007;
     o Decrease in accounts payable and accrued expenses of approximately $199,000;

         During the three-month period ended September 30, 2007, we purchased property and equipment of approximately $39,000.

         During the three-month period ended September 30, 2006, we generated cash in operating activities amounting to approximately $89,000. Our cash used in operating activities was comprised of our net loss of approximately $218,000 adjusted for the following:

     o    Debt discount of approximately $129,000;
     o    Depreciation and amortization of approximately $129,000;
     o    Fair value of options of approximately $79,000;
     o Provision for returns of approximately $86,000 due to lower level accounts receivable; and
     o Provision for doubtful accounts of approximately $20,000 due to lower level accounts receivable;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

     o Decrease in accounts receivable of approximately $425,000 due to higher rate of collection during the three-month period ended September 30, 2006;
     o Increase in inventories of approximately $228,000 due to increased production to meet anticipated demands;
     o Increase in prepaid expenses and other current assets of approximately $111,000;
     o Decrease in accounts payable and accrued expenses of approximately $111,000;

         During the three-month period ended September 30, 2007, we generated cash from financing activities of approximately $749,000, which primarily consisted of the proceeds from issuance of long-term debt and line of credit amounting to approximately $534,000 and $325,000 , offset by the repayment of long-term debt and capitalized lease obligations of approximately $33,000 and $77,000.

         During the three-month period ended September 30, 2006, we used cash in financing activities of $169,000, which primarily consisted of proceeds from issuance of long-term debt amounting to approximately $57,000 and an increase in the due to related parties of approximately $33,000, offset by the repayment of long-term debt and capitalized lease obligations of approximately $217,000 and $42,000.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We do not believe that, for the foreseeable future, FIN 48, once adopted, will have a significant impact on our financial position, operating results, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. The fair value option:

     o May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
     o    Is irrevocable (unless a new election date occurs)
     o Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

     1. Recognized financial assets and financial liabilities except:

          a) An investment in a subsidiary that the entity is required to consolidate;

          b) An interest in a variable interest entity that the entity is required to consolidate;

          c) Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (revised December 2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967";

          d) Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

          e)   Deposit  liabilities,  withdrawable on demand, of banks,  savings
               and  loan   associations,   credit  unions,   and  other  similar
               depository institutions;

          f) Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.

     2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

     3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

     4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

ITEM 3.     CONTROLS AND PROCEDURES

            Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report ("Evaluation Date"). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the Evaluation Date, our controls and procedures are effective.

            There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $700,000 in costs and damages. The Company intends to vigorously defend against this action.

In December 2006, The Company was sued in the London High Court by Ms Allison Allvey under the "The Consumer Protection Act" of the United Kingdom. The plaintiff alleged that the envelope surrounding her implants, obtained by her surgeon from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $360,000 in costs and damages. The Company intends to vigorously defend against this action.

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

                               HERITAGE WORLDWIDE, INC.
                                     (Registrant)

Date:  November 19 , 2007      By: /s/   Jean Claude Mas
                                   ---------------------
                                         Jean Claude Mas
                                         Chairman of the Board and
                                         Chief Executive Officer


                               By: /s/ Claude Couty
                                   ----------------
                                       Claude Couty
                                       Chief Financial Officer and
                                       General Manager