Form 10KSB
period 2007-06-30
HERITAGE WORLDWIDE INC
filed 2007-12-11
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                          [X] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended June 30, 2007

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number: 000-28277

                            HERITAGE WORLDWIDE, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                          13-4196258
       --------------------------------         --------------------
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

Issuer's revenues for its most recent fiscal year: $15,416,113

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 10, 2007 was approximately $1,284,000.

The total number of shares of the issuer's common stock, $.001 par value, outstanding on December 10, 2007, was 17,410,299.

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

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Heritage Worldwide, Inc. ("Heritage" or the "Company") was originally incorporated in Louisiana in 1983 and changed its domicile to Delaware in the third quarter of 2001.

Heritage entered into an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity formed in 1991 that manufactures and internationally distributes breast implants, body support products and other implants. The transactions contemplated by the Agreement closed on March 1, 2003. Under the terms of the Agreement, the Company acquired 225,504 shares of the capital stock of PIP from Milo, which represented approximately 99.3% of PIP's outstanding capital stock. As of June 30, 2007, our ownership of PIP amounts to 93.27%, following a financing in October 2004 in which Milo increased its ownership of PIP.

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

As one of the largest manufacturer of breast implants sold in the international market and manufacturer of body support products, the Company intends to develop and market other implants. The Company markets its products in approximately 65 countries worldwide. The Company previously sold certain breast implant products in the U.S. market until May 2000, when due to changes in FDA regulations, the Company withdrew its products. We intend to re-enter the U.S. market when we can satisfy current FDA requirements relating to breast implants.

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

     o Forming new subsidiaries in markets in which we do not have a strong distribution channel, such as Germany, Netherlands and Belgium. This would allow us to market our breast implants directly to surgeons and clinics in such countries.

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

In March 2004, our U.S. distributor (Medicor, Inc. and/or III Acquisition Corp.) agreed to sponsor the regulatory process for marketing approval of our saline-filled breast implant products in the U.S. The exclusive distribution agreement provides that the distributor will submit a Pre-Market Approval ("PMA") to the FDA by December 2005 and allow Medicor to distribute all our products in the US. The agreement terminates in 2014 and may be extended for two five-year periods at Medicor's options. The agreement may be terminated earlier if either we or Medicor compete directly or indirectly in the US or if a party breaches the terms of the agreement. Should Medicor fail to timely secure the FDA's acceptance of our products, Medicor will forgive a debt we owe them amounting to approximately $1 million. Due to Medicor's failure to comply with its obligations under the agreement, the Company terminated the agreement in May 2007. In December 2007, we filed in the US Bankruptcy Court for the District of Delaware a proof of claim in excess of $28.7 million against our US distributor.


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

COMPETITION AND MARKET

The number of breast augmentations reportedly performed in the U.S. during 2005 and 2006 was 300,000 and 400,000, respectively, which constitutes only a portion of the worldwide market for breast implants. Our major international competitors are two U.S. based public companies, Mentor Corp. and Allergan, Inc. Based on publicly available sales figures, these two companies rank first and second, respectively, in global sales of breast implants. Mentor and Allergan currently control the U.S. market, which represents the majority of the global market. We are currently ranked first in implant sales in Colombia, second in Spain, Great Britain and Venezuela, and third in France. We also compete internationally with Silimed, Eurosilicone, Nagor, Laboratories Sebbin and LPI. To our knowledge, these companies tend to focus their sales efforts on their own respective regional or local markets, rather than national or international markets.

Management believes that the principal factors permitting PIP products to compete effectively are:

     o    pricing;
     o    high-quality manufacturing;
     o    product design and product consistency;
     o    knowledge of and sensitivity to market demands;
     o regulatory and marketing knowledge of local markets through the selection of national and regional distributors;
     o    surgeons' familiarity with PIP's products and its brand names; and
     o our ability to identify and develop products embodying new technologies.

DISTRIBUTION

We sell our products directly and indirectly through independent distributors and sales representatives to surgeons and clinics in approximately 45 countries The Company also employs telemarketing, which is designed to increase sales through follow-up on leads, and the distribution of product information to potential customers. The Company supplements its other marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, the Company sponsors symposia and educational programs to familiarize surgeons with the techniques and methods of using the Company's products.

Two of our major customers accounted for 14% and 12% of our revenues during 2007, and 22% and 12% during 2006. We are trying to diversify our customer base and introduce our products in new countries to minimize dependence on certain customers.

GOVERNMENT REGULATION

All of our current products are medical devices intended for human use. For example, in the U.S., implants such as those manufactured by PIP are subject to regulations and approval by the FDA and state agencies. In certain other countries, implants are subject to regulation and approval by their respective health agencies. These regulations regulate the manufacturing, labeling, record keeping, clinical testing, and marketing of such implants and most of our other existing and future products. Seeking required approvals, and complying with applicable laws and regulations on a continuing basis, requires the expenditure of substantial resources. Depending on the jurisdiction, regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the uses for which a particular product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with such a product may result in restrictions on its manufacture, sale, or use, or require its withdrawal from the market.

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

In July 2005, the FDA has approved, with some pre-conditions, a PMA application to market silicone gel filled breast implants in the US from one of our competitors, Mentor, Inc. In November 2006, mentor and Allergan were approved for sales in the U.S. market. We are unable to determine whether FDA will ultimately accept the distribution in the US of silicone gel-filled breast implants by us or any of our competitors.

Our products are subject to regulation in the countries in which we currently market those products and are likely to be subject to regulation in other countries in which we may market them in the future. Products marketed in the European Community must comply with the requirements of the European Medical Device Directive, or MDD, and be CE-marked to show their acceptability in that region. We have received CE approval for velvet microtexturized breast implants and for silicon-gel free testicular prosthesis in December 2003.

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

During fiscal years 2007 and 2006, the Company incurred research and development expenses of approximately $1.3 million and $1.5million, respectively. We own three patents. We hold one patent in France for certain of our manufacturing processes associated with the gel-filled implants, as well as one European Community patent, and one U.S. patent for breast implants design. The French and European patents are valid for 20 years while the U.S. patent is valid for 15 years.

EMPLOYEES AND HEALTH AND SAFETY/ENVIRONMENTAL REGULATIONS.

As of June 30, 2007, the Company had 126 total and full-time employees in active service. We consider our relations with our employees to be satisfactory.

We recognize the importance of being environmentally responsible and the need to provide a safe and healthy workplace for our employees by complying with all applicable laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect to make any significant capital expenditures to comply with environmental, health, or safety regulations in fiscal 2008. We believe that our current systems and processes are adequate for our current needs and for the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our headquarters, offices and manufacturing facilities in la Seyne-sur-Mer in southern France. This facility is approximately 33,000 square feet. We rent such facilities from a real estate holding company in which we hold an interest of 38.05%. Milo Finance, S.A. holds an interest of approximately 46% in the real estate holding company. The rental expense associated with the French facilities amounted to approximately $468,000 and $407,000 during 2007 and 2006, respectively.

We also have office facilities of approximately 4,000 square feet in San Sebastian, Spain, which we rent from an unaffiliated entity pursuant to a short-term lease. These office facilities are used for our marketing and distribution activities in Spain and Latin America. The rental expense associated with the Spain facilities amounted to approximately $10,000 during each of 2007 and 2006. We believe that such facilities are adequate for our current activities and for the foreseeable future.

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

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP .America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is underway. The plaintiffs have not sought to date to certify any putative class. Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement. On June 7, 2006, Poly Implant Protheses, S.A. filed a motion to dismiss third amended consolidated class action Complaint. That motion remains pending. A Status conference is set for December 6, 2007.

Heritage Worldwide, Inc. and PIP and other defendants were sued by Madeline Sanchez in New York Supreme Court in July of 2004 for alleged product liability and other related claims. Both Heritage Worldwide, Inc. and PIP deny any liability to the Plaintiff and have answered the Complaint and asserted affirmative defenses. Discovery is ongoing. PIP filed a motion for summary judgment on December 11, 2006, which remains pending. Discovery has been completed and no trial date has been set. PIP's motion for Summary Judgment has been denied. A pre-trial conference is scheduled for September 27, 2007.

In April 2006, PIP was served with four product liability lawsuits in Texas entitled Melissa Stoltz, et al. v. Poly Implant Protheses, S.A., et al., Case
No.: 2005CI18773, District Court of Bexar County, Texas; Lisa Anderson, et al.
v. Poly Implant Protheses, S.A. et al., Case No.: DC-05-12614, District Court of Dallas County, Texas; Rose Healey, et al. v. Poly Implant Protheses, S.A. et al., Case No.: 2005-65625, District Court of Harris County, Texas; Landa Joly et al. v. Poly Implant Protheses, S.A. et al., Case No.: 05-11-63,596-B, District Court of Victoria County, Texas. PIP has removed these lawsuits to federal court and filed Answers and Affirmative Defenses. These cases were settled in July 2007.

On September 1, 2006, PIP was sued in federal court in Houston, Texas by eleven individuals alleging product liability claims in that certain action entitled Edwards, et al. v. PIP, et al. Case No, H-06-2817. This case was settled in or about July, 2007.

On March 14, 2007, PIP was sued in federal court in Houston, Texas by eight individuals alleging product liability claims in an action entitled Adams, et al., v. PIP, et al. This case was settled in July 2007.

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, was not resistant enough and the filler could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $700,000 in costs and damages. The Company is expecting to present expert reports to the Notthingham County Court judge in December 2007.

In December 2006, The Company was sued in the London High Court by Ms Allison Allvey under the "The Consumer Protection Act" of the United Kingdom. The plaintiff alleged that the envelope surrounding her implants, obtained by her surgeon from PIP France, SA, was not resistant enough. The plaintiffs allege they should be reimbursed approximately $360,000 in costs and damages. The Company is expecting to present expert reports to the London High Court judge in December 2007.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP .America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from all claims, including those asserted above. The Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $583,000 at June 30, 2007 in connection with these matters.

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
         Year Ended June 30, 2007            High                       Low

         First Quarter                       1.50                      0.30
         Second Quarter                      1.40                      0.45
         Third Quarter                       1.95                      0.53
         Fourth Quarter                      1.03                      0.40



         Year Ended June 30, 2006            High                       Low

         First Quarter                       1.07                      0.81
         Second Quarter                      0.95                      0.80
         Third Quarter                       0.99                      0.75
         Fourth Quarter                      0.75                      0.55

At September 21, 2007, there were 17,410,299 shares of our common stock issued and outstanding and 725,000 options issued or outstanding. There are 78 shareholders of record at September 21, 2007. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview We are in the process of developing new products. We are introducing a new product line of breast implants which is based on titanium coating through a clinical study in Australia. We are completing the planning phase of our European clinical trials and anticipate that we will market such breast implants in the European Union within 24 months. We believe that the costs of monitoring the clinical trials will cost approximately $500,000 over this period. We will continue to invest in research and development to enhance and introduce new and existing products. To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long-term debt.

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

Results of Operations

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the year ended              Increase/          Increase/
                                                         June 30,                   (Decrease)        (Decrease)
                                           -------------------------------------   2007 vs 2006      2007 vs 2006
                                                 2007                2006                 $                %
                                           -----------------   ----------------- ------------------ --------------
                                             (Unaudited)         (Unaudited)
Revenues                                       $ 15,416,133        $ 15,269,330          $ 146,803           1.0%

Cost of revenues                                  7,382,750           6,818,343            564,407           8.3%
                                           -----------------   ----------------- ------------------ --------------

     Gross margin                                 8,033,383           8,450,987           (417,604)         -4.9%
                                           -----------------   ----------------- ------------------ --------------

Operating expenses:
  Selling, general and administrative             8,453,885           5,663,352          2,790,533          49.3%
  Research and development                        1,264,044           1,519,312           (255,268)        -16.8%
                                           -----------------   ----------------- ------------------ --------------

     Total operating expenses                     9,717,929           7,182,664          2,535,265          35.3%
                                           -----------------   ----------------- ------------------ --------------

Loss before other expenses and
Operating (loss) income                          (1,684,546)          1,268,323         (2,952,869)       -232.8%
                                           -----------------   ----------------- ------------------ --------------

Other expenses:
 Gain in equity investment                           48,979              44,520              4,459          10.0%
  Interest expense-related party                   (172,699)           (251,115)            78,416         -31.2%
  Interest expense                                 (431,162)           (388,769)           (42,393)         10.9%
                                           -----------------   ----------------- ------------------ --------------

     Total other expenses                          (554,882)           (595,364)            40,482          -6.8%
                                           -----------------   ----------------- ------------------ --------------


(Loss) income before minority interest           (2,239,428)            672,959         (2,912,387)      NM

Minority interest                                    72,777             (66,046)           138,823        -210.2%
                                           -----------------   ----------------- ------------------ --------------

Net (loss) income                              $ (2,166,651)          $ 606,913        $(2,773,564)      NM
                                           =================   ================= ================== ==============

NM: not meaningful

Year Ended June 30, 2007 Compared with Year Ended June 30, 2006

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues is primarily attributable to increased volume of breast implants sold to existing distributors offset by a decrease in the average price of breast implants.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. Costs of revenues, as a percentage of revenues, increased from 45% to 48% in fiscal 2007, primarily due to an increase in provision for obsolescence of the inventory of approximately $543,000 in fiscal 2007.

   Gross Profit

The decrease in gross profit in fiscal 2007 when compared to fiscal 2006 is primarily attributable to an increase in the provision for obsolescence of the inventory of approximately $543,000 in fiscal 2007.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products and general and administrative staff used to support our operations, as well as facilities-related expenses and professional fees. The increase in selling, general and administrative expenses is primarily due a decrease in the allowance for doubtful accounts of approximately $550,000 when compared to fiscal 2006, an increase of approximately $300,000 in fiscal 2007 in the expenses associated with the recognition of the fair value of options, due to the death of our former Chief Executive Officer, in 2007 a decrease in the U.S. foreign exchange rate of approximately 7% when compared to the Euro while a significant portion of our selling and general administrative expenses are incurred in Euro, increase in depreciation of approximately $220,000 and increased legal fees associated with the lawsuits filed in the US and increased marketing expenses associated with marketing our products in a larger number of countries worldwide.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses in fiscal 2007 when compared to fiscal 2006 is primarily due to a decrease in salaries and related benefits due to lower numbers of personnel dedicated to the development and expansion of product offerings.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. Interest expense together with the interest expense-related party, in fiscal 2007 is at levels comparable to those incurred during fiscal 2006.

Liquidity and Capital Resources

During fiscal 2007, we used approximately $693,000 in cash flows from operating activities. Our net loss for fiscal 2007 amounted to approximately $2.2 million, adjusted for amortization of debt discount of approximately $481,000, depreciation of approximately $870,000, a decrease in provision for doubtful accounts of approximately $219,000, and increased provisions of returns of approximately $404,000. Additionally, our accounts receivable increased by approximately $77,000 due to increased revenues, our inventories increased by approximately $672,000 from higher level of inventories to meet the growing demand of our products, and our accounts payable and accrued expenses increased by approximately $349,000 due to our higher level of expenses commensurate with our increased revenues.

During fiscal 2007, our cash flows from operating activities funded capital expenditures of approximately $551,000. Additionally, we repaid approximately $504,000 of our debt using proceeds from new debt and increased lines of credit of approximately $109,000 and $1.0 million, respectively.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash of $692,508 for their operating activities during fiscal 2007. These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to increase our revenues and provide for our capital requirements through our lines of credit, however, we have no firm commitments from any third party to provide such revenues or this financing and we cannot assure you we will be successful in obtaining such commitments as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

 We conduct our product development, manufacturing, marketing, service and support activities with regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to 153,000at June 30, 2007 At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

IF WE ARE UNABLE TO INCREASE OUR REVENUES OR FIND ADEQUATE SOURCE OF FINANCING FOR OUR OPERATIONS, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash of $692,508 for their operating activities during fiscal 2007. These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to increase our revenues and provide for our capital requirements through our lines of credit, however, we have no firm commitments from any third party to provide such revenues or this financing and we cannot assure you we will be successful in obtaining such commitments as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others. On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants. This new guidance has additional requirements from the FDA's prior guidance dated February 2003. We intend to complete our application to the FDA for the pre-market approval of our saline-filled implants for breast augmentation, reconstruction and revision during fiscal 2007 using this new guidance. Any additional changes in FDA guidance may further delay or may otherwise adversely affect our application or our review or approval by the FDA. A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines and competitive position. If our competitors gain regulatory approvals before us in the U.S. or in any other geographical locations, our revenues, income from operations and cash flows from operations, may not grow as anticipated and may even decline.

HEALTHCARE REFORM LEGISLATION COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

If any national healthcare reform or other legislation or regulations are passed that imposes limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. For example, in the U.S. and elsewhere, there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to our ability to obtain the regulatory authority approvals required for us to sell our products in the largest market. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our revenues, income from operations and cash flows from operations.

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

IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM, WE WILL BE UNABLE TO DEVELOP AND MARKET PRODUCTS AS ANTICIPATED.

We have entered into collaborative arrangements with third parties, such as GFE to develop certain products in Europe. We cannot assure you that these collaborations will produce successful products or marketing efforts. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of products and markets from which we could receive future revenues would decline.

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

IF WE FAIL TO PREVAIL IN A CLAIM THAT WE OWE OUR FORMER U.S. DISTRIBUTOR MORE THAN $1.7 MILLION, IT MAY ADVERSELY IMPAIR OUR FINANCIAL POSITION, NET INCOME AND CASH FLOWS.

We are disputing an unsubstantiated claim that we owe Medicor, our former Distributor in the US, more than $4.8 million. We have recorded an amount due to Medicor of $1.7 million. While we believe that this claim is without merit, we cannot assure you that we will prevail if this matter is arbitrated. If we fail to prevail in this matter, we could owe an additional $3.1 million to Medicor and it may adversely impact our financial position, net income and cash flows. On June 29, 2007, Medicor, together with seven of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In December 2007, we filed in the US Bankruptcy Court for the District of Delaware a proof of claim in excess of $28.7 million against our US distributor.

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

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

We conduct all our marketing, manufacturing, and research and development outside of the U.S. More than 85% of our sales are derived from international operations outside of France, where our main operations are conducted. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. Furthermore, all our operating activities are located outside of the U.S. Therefore, substantially all of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

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

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of June 30, 2007, we had approximately $1.2 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

ITEM 8B. OTHER INFORMATION.

None

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below shows certain information about each of our directors and executive officers:

Name                      Age             Position

Jean-Claude Mas           68         Chief Executive Officer, Chairman
                                     of the Board of Directors

Claude Couty              55         Director, Chief Financial Officer
                                     and General Manager

Under the Company's By-Laws, each director of the Company is elected at the annual meeting of stockholders and serves until his or her successor is duly elected and qualified. Each executive officer is elected or appointed by the directors and serves at the discretion of the Board of Directors.

Jean Claude Mas, Chief Executive Officer and Chairman of the Board of Directors

Mr. Mas was elected Chairman of the Board of Directors in April 2003. Mr. Mas also served as our Chief Executive Officer through October 2004. Mr. Mas has been the Chairman of PIP, and its wholly owned subsidiary PIP Espagne, since 1998. Mr. Mas has extensive experience operating a company in the breast implant business. Mr. Mas was appointed to the position of Chief Executive Officer of our Company in March 2007.

Claude Couty, Director, Chief Financial Officer and General Manager

Mr. Couty was appointed to the position of Chief Financial Officer and General Manager in January 2004. Mr. Couty has extensive experience in advising multinational publicly traded companies on operational, financial, and tax matters. Prior to that, Mr. Couty served as Chief Financial Officer of European Casinos, a large European casino owner and operator from 1998 to September 2003. Mr. Couty was appointed to the position of Director of our Company in March 2007.

Management Changes

On January 27, 2007, Alain Sereyjol Garros passed away. He was a member of the Board of Directors (the "Board") of Heritage Worldwide, Inc. (the "Company") from March 2003 until his death and the Company's Chief Executive Officer from October 2004 until his death.

In order to fill the vacancy on the Board of Directors resulting for Mr. Sereyjol's death, Claude Couty, age 55, was appointed to the Board on March 8, 2007. Mr. Couty will continue to serve as the Chief Financial Officer and General Manager of the Company. Mr. Couty has been the Chief Financial Officer and the General Manager of the Company since January 2004. From 1998 to September 2003, Mr. Couty served as Chief Financial Officer of Compagnie Europeenne De Casinos, a European casino owner and operator.

As a result of Mr. Sereyjol's death, Jean-Claude Mas, age 67, was appointed Chief Executive Officer of the Company on March 9, 2007. Mr. Mas will continue to serve as the Chairman of the Board of the Company. Mr. Mas has been a member of the Board since March 2003, has been Chairman of the Board since April 2003, and was the Chief Executive Officer of the Company from April 2003 through October 2004. Mr. Mas has been the Chairman of Poly Implants Protheses, S.A., a French limited liability entity, and its wholly owned subsidiary PIP Espagne, since 1998.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge and based on our review of the various filings made by directors, executive officers and 10% or greater shareholders of the Company, all persons required to file Section 16(a) reports during fiscal year 2007 timely filed such reports, except Mr. Jean-Claude Mas, the Chief Executive Officer and Chairman of the Board of Directors, failed to timely file a Form 3 disclosing his indirect beneficial ownership of 13,741,667 shares of our common stock through his control of Milo Finance, S.A.


ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth in summary form the compensation paid to the Company's Chief Executive Officer and Chief Financial Officer during our fiscal year ended June 30, 2007. No other executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.




                                 Fiscal
Name and Principal Position        Year    Salary         Bonus      Total
--------------------------------------------------------------------------------
Jean-Claude Mas,                   2007   $ 313,070        -0-      $ 313,070
Chairman of the Board,
Chief Executive Officer
 and Secretary (1)

Claude Couty, Chief                2007   $ 213,289        -0-      $ 213,289
 Financial Officer and
General Manager

Alan Sereyjol-Garros, former       2007       -0-          -0-          -0-
Chief Executive Officer (2)

Philippe Koubbis (3)               2007    $ 58,053     $ 50,432    $ 108,485

Patricia Peysson (3)               2007    $ 63,193     $ 42,248    $ 105,441

_____________________________
(1) Mr. Mas became the Chairman, Chief Executive Officer and President in April 2003. Mr Mas resigned as Chief Executive Officer in October 2004 and was replaced by Mr. Sereyjol-Garros.

(2) Mr. Garros passed away in January 2007 and Mr. Mas was appointed Chief Executive Officer in March 2007.

(3) Koubbis and Peysson are sales agents and are not executive officers of the Company.

Executive Employment Agreements

Mr. Sereyjol-Garros and Mr. Mas do not have written employment agreement. Mr. Mas receives compensation from one of our subsidiaries, PIP France, at the discretion of PIP France's board of directors. Mr. Mas' compensation is based on several factors, including its efforts in developing new and existing relationships outside of France, among other things..

Mr. Couty's employment agreement, provides for, among other things, an annual salary of approximately $164,000 and the use of an automobile for business purposes. Upon termination without cause, and except for gross negligence or retirement, Mr. Couty would be entitled to severance payments of 40% of his salary compensation during the prior year. If Mr. Couty is terminated upon a restructuring or a change in control of the Company, Mr. Couty shall receive severance payments that shall not be lower than twelve months of his average compensation if employed between one and two years and 36 months of his average compensation if employed more than two years.

Currently, the Company does not maintain a pension plan, profit sharing or other retirement plan. The Company may adopt one or more of such plans in the future.



OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:


                                   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                OPTION AWARDS                                       STOCK AWARDS
               --------------------------------------------------------- -----------------------------------------

                                                                                                            Equity
                                                                                                         Incentive
                                                                                                Equity        Plan
                                                                                             Incentive     Awards:
                                                                                    Market        Plan      Market
                                                                           Number    Value     Awards:          or
                                                       Equity                  of       of      Number      Payout
                                                    Incentive              Shares   Shares          of    Value of
                                                         Plan                  or       or    Unearned    Unearned
                                                      Awards:               Units    Units     Shares,     Shares,
                      Number of      Number of      Number of                  of       of    Units or    Units or
                     Securities     Securities     Securities               Stock    Stock       Other       Other
                     Underlying     Underlying     Underlying                That     That      Rights      Rights
                    Unexercised    Unexercised    Unexercised    Option      Have     Have        that        That
                        Options        Options       Unearned  Exercise       Not      Not    Have Not    Have Not
                      /warrants      /warrants
Name                      (#)           (#)           Options     Price  Expiration Vested Vested Vested  Vested
                    Exercisable    Unexercisable        (#)        ($)      Date      (#)    ($)     (#)    (#)
(a)                      (b)            (c)             (d)        (e)       (f)      (g)    (h)     (i)    (j)
-------------       -----------    -------------   -----------  -------- ---------- ------ ------ ------  --------
Jean-Claude Mas       400,000           -0-             -0-        2.20   7/12/14     -0-    -0-    -0-     -0-
Claude Couty          300,000           -0-             -0-        2.20   7/12/14     -0-    -0-    -0-     -0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of December 10, 2007, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) named executive officers and the Named Executive Officer, (iii) the Company's directors, and (iv) all of the Company's current directors and executive officers as a group.

Except as otherwise indicated, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares listed in the table. The percentage ownership of each person listed in the table was calculated using the total number of shares outstanding at December 10, 2007.


                                                    Number of Shares
                                                    Subject to Options,     Total Number of
                             Number of              Warrants or Other       Shares Beneficially
Name of Beneficial Owner     Outstanding Shares     Rights                  Owned                   Percent of Class
-------------------------   --------------------   ---------------------   ---------------------   ------------------
Milo Finance, S.A. (1)          13,741,667                   -                  13,741,667               78.9%
MediCor Ltd. (2)                 1,212,500                   -                   1,212,500                7.0%
Jean-Claude Mas (1)             13,741,667                400,000               14,141,667               79.4%
Claude Couty                          -                   300,000                 300,000                 1.7%
All directors and               14,954,167                700,000               15,654167                88.1%
executive officers
as a group (2 persons)
______________________
*      Less than 1%.

(1) M. Mas is the sole beneficial owner of Milo Finance S.A. and has sole voting and dispositive power over the shares of common stock held by Milo Finance, S.A.

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

Equity Compensation Plan Information

Heritage Worldwide Inc.             Number of securities      Weighted-average       Number of securities
2004 Stock Option Plan              to be issued upon         exercise price of      remaining available for
                                    exercise of outstanding   outstanding options,   future issuance under
                                    options, warrants,        warrants, and rights   equity compensation
                                    and rights                                       plans ( excluding
                                                                                     securities reflected in
                                                                                     column (a))

                                          (a)                        (b)                     (c)
Equity compensation plans
approved by security holders               -                          -                        -
Equity compensation plans not
approved by security holders           1,275,000                    $2.14                   725,000
                                       ---------                    -----                  --------
Total                                  1,275,000                    $2.14                   725,000
                                       ---------                    =====                  ========


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our headquarters, offices, and manufacturing facility from a real estate holding company, SCI Lucas, in which we holds an interest of 38.05% pursuant to the lease agreement. Milo Finance, S.A. holds an interest of approximately 46% in SCI Lucas. Each lease expires in November 2009. The leases are renewable automatically unless we cancel the leases six months prior to the renewal date. We paid rent and incurred rental expense to SCI Lucas of approximately $468,000 and $407,000 during fiscal 2007 and 2006 respectively.

At June 30, 2006 the Company had a non-interest bearing advance of approximately $73,000 owed by SCI Lucas, which was repaid in fiscal 2007.

Milo Finance advanced approximately $160,000 to us during 2006. Milo Finance had previously advanced to the Company approximately $610,000 prior to July 1, 2004. Milo Finance contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during 2006. This capital infusion is accounted far as minority interest in the accompanying balance sheet.

ITEM 13. EXHIBITS.

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

ITEM 14.  PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co., independent auditor, has audited our financial statements for the years ended June 30, 2006 and 2007. The Board of Directors has appointed Sherb & Co. to serve as our independent auditors since 2004 and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2006 and 2007. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2006 and 2007.

                                         2007                2006
                                    ----------------    ----------------
Audit Fees (1)                      $       102,500     $        95,000
Audit-Related Fees                                -                   -
Tax Fees                                          -                   -
All Other Fees                                1,335               2,100
                                    ----------------    ----------------
Total                               $       103,835     $        97,100
                                    ================    ================

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2007.


                                    HERITAGE WORLDWIDE, INC.

                                   By:  /s/ Jean-Claude Mas
                                        ----------------------------------------
                                   Name:    Jean-Claude Mas
                                   Title:   Chief Executive Officer and Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                  Date

/s/ Jean Claude Mas         Chief Executive Officer         December 11, 2007
-------------------         and Chairman of the Board
Jean Claude Mas


/s/ Claude Couty            Director, Chief Financial       December 11, 2007
-------------------         Officer and General Manager
Claude Couty

                            HERITAGE WORLDWIDE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm.....................F-2

Balance Sheet...............................................................F-3

Statements of Operations....................................................F-4

Statement of Stockholders' Equity (Deficit).................................F-5

Statements of Cash Flows....................................................F-6

Notes to Financial Statements.......................................F-7 to F-27

To the Stockholders and Board of Directors of Heritage Worldwide Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.
S. generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 3. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Sherb & Co., LLP
                                               ---------------------------------
                                                       Sherb & Co., LLP


New York, New York
September 18, 2007

                  HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                June 30, 2007


                                    ASSETS

Current Assets:
  Cash                                                            $       200,058
  Accounts receivable, net of an allowance for doubtful accounts
    of $ 274,216 and allowance for product returns of $594,614          7,405,965
  Inventories, net of allowance for obsolescence of $531,040            4,237,549
  Prepaid expenses and other current assets                               813,456
                                                                   ---------------
     Total current assets                                              12,657,028

Property and equipment, net of accumulated depreciation
 of $3,879,590                                                          1,898,382
Goodwill                                                                1,178,368
Investment in SCI Lucas                                                   673,176
Other assets                                                              114,151
                                                                   ---------------
     Total assets                                                  $   16,521,105
                                                                   ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                                  $    2,158,274
  Accounts payable and accrued expenses                                 5,779,808
  Current portion of capitalized lease obligations                        217,640
  Current portion of long term debt                                       288,984
  Reserve for product replacements                                        152,673
                                                                   ---------------
     Total current liabilities                                          8,597,379

Convertible debentures, net of discount of $694,954                     2,305,046
Convertible debentures and related accrued interest payable,
  net of discount of $73,456-related party                                962,585
Capitalized lease obligations, net of current portion                     347,131
Long term debt, net of current portion                                    498,789
                                                                   ---------------
     Total liabilities                                                 12,710,930
                                                                   ---------------
Minority interest                                                         869,479
                                                                   ---------------
Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    18,160,299 issued and 17,410,299 outstanding                           17,411
  Additional paid-in capital                                            6,185,235
  Accumulated other comprehensive income                                2,498,293
  Accumulated deficit                                                  (5,760,243)
                                                                   ---------------
     Total stockholders' equity                                         2,940,696
                                                                   ---------------
     Total liabilities and stockholders' equity                    $   16,521,105
                                                                   ===============


                 See Notes to Consolidated Financial Statements.

                                      -F3-

                HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the year ended
                                                        June 30,
                                             ------------------------------
                                                 2007            2006
                                             --------------  --------------
Revenues                                     $  15,416,133   $  15,269,330

Cost of revenues                                 7,382,750       6,818,343
                                             --------------  --------------

     Gross profit                                8,033,383       8,450,987
                                             --------------  --------------

Operating expenses:
  Selling, general and administrative            8,453,885       5,663,352
  Research and development                       1,264,044       1,519,312
                                             --------------  --------------

     Total operating expenses                    9,717,929       7,182,664
                                             --------------  --------------


Operating (loss) income                         (1,684,546)      1,268,323
                                             --------------  --------------

Other expenses:
  Gain in equity investment                         48,979          44,520
  Interest expense-related party                  (172,699)       (251,115)
  Interest expense                                (431,162)       (388,769)
                                             --------------  --------------

     Total other expenses                         (554,882)       (595,364)
                                             --------------  --------------


(Loss) Income before minority interest          (2,239,428)        672,959

Minority interest                                   72,777         (66,046)
                                             --------------  --------------

Net (loss) income                               (2,166,651)        606,913

Other comprehensive income, net of taxes
  Foreign currency translation adjustment          666,312         284,579
                                             --------------  --------------

     Comprehensive (loss) income             $  (1,500,339)  $     891,492
                                             ==============  ==============

Basic net income(loss) per common share      $       (0.12)  $        0.03
                                             ==============  ==============

Basic weighted average common
shares outstanding                              17,410,299      17,410,299
                                             ==============  ==============

Diluted net loss per share                   $       (0.12)  $        0.03
                                             ==============  ==============

Diluted weighted average common shares
 outstanding                                    17,410,299      17,421,643
                                             ==============  ==============



                 See Notes to Consolidated Financial Statements.

                                      -F4-


                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                                      Accumulated
                                                                      Additional         Other
                                                           Common     Paid-In        Comprehensive    Accumulated
                                             Shares         Stock     Capital           Income         Deficit         Total
                                         --------------- ------------ ------------- ---------------- -------------- -------------

Balance at July 1, 2005                      17,410,299  $    17,411  $  5,686,193  $     1,547,402  $ (4,200,505)  $  3,050,501

Fair value of options issued                          -            -       124,375                -              -       124,375
Net income                                            -            -             -                -       606,913        606,913
Foreign currency translation adjustments              -            -             -          284,579              -       284,579
                                         --------------- ------------ ------------- ---------------- -------------- -------------
Balance at June 30, 2006                     17,410,299       17,411     5,810,568        1,831,981     (3,593,592)    4,066,368

Fair value of options issued                          -            -       374,667                -              -       374,667
Net income                                            -            -             -                -     (2,166,651)   (2,166,651)
Foreign currency translation adjustments              -            -             -          666,312              -       666,312
                                         --------------- ------------ ------------- ---------------- -------------- -------------
Balance at June 30, 2006                     17,410,299  $    17,411  $  6,185,235  $     2,498,293  $  (5,760,243) $  2,940,696
                                         =============== ============ ============= ================ ============== =============


                 See Notes to Consolidated Financial Statements.

                                      -F5-

                  HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the year
                                                           ended June 30,
                                                  -----------------------------
                                                      2007            2006
                                                  --------------  -------------
Cash flows from operating activities:
Net income (loss)                                  $ (2,166,651)     $ 606,913
Adjustments to reconcile net income loss to net
 cash used in operating activities:
   Interest expense related to debenture discount       481,293        482,543
   Depreciation and amortization                        870,147        657,701
   Fair value of options                                374,667        124,375
   Provision for doubtful accounts                     (218,867)      (763,835)
   Provision for returns                                404,108        201,523
   Provision for obsolescence- inventory                542,864              -
   Gain on equity investment                            (48,979)       (44,520)
   Minority interest                                    (72,777)        66,046
Change in operating assets and liabilities:
   Accounts receivable                                  (76,809)    (1,697,142)
   Inventories                                         (671,885)      (359,480)
   Prepaid expenses and other current assets              2,014              -
   Other assets                                         (37,388)       351,404
   Provision for product replacements                  (430,703)        85,731
   Accrued interest on convertible debentures             7,480        111,935
   Accounts payable and accrued expenses                348,978        452,231
                                                  --------------  -------------

Net cash (used in) provided by operating
 activities                                            (692,508)       275,425
                                                  --------------  -------------
Cash flows from investing activity:

   Purchases of property and equipment                 (551,288)      (204,172)
                                                  --------------  -------------

Net cash used in investing activities                  (551,288)      (204,172)
                                                  --------------  -------------

Cash flows from financing activities:
   Increase in lines of credit                        1,005,802         31,575
   Proceeds from long term debt                         109,319        521,601
   Repayment of long term debt                         (275,728)      (143,786)
   Repayment of capitalized lease obligations          (228,149)      (124,239)
   Increase (decrease) in due to related parties         73,634       (123,928)
                                                  --------------  -------------

Net cash provided by financing activities               684,878        161,223
                                                  --------------  -------------

Effect of exchange rate changes on cash                  63,467         21,050
                                                  --------------  -------------

(Decrease) increase in cash                            (495,451)       253,526

Cash, beginning of fiscal year                          695,509        441,983
                                                  --------------  -------------

Cash, end of fiscal year                          $     200,058   $    695,509
                                                  ==============  =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest     $      97,464   $    103,054
                                                  ==============  =============

     Cash paid during the period for taxes        $           -   $          -
                                                  ==============  =============

Non-Cash Investing and Financing Activities:
  Acquisition of property and equipment financed
  with capitalized lease obligations              $           -   $     855,228
                                                  ==============  =============


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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and US ("OS") subsidiaries for the years ended June 30, 2007 and 2006. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash of $692,508 for their operating activities during fiscal 2007. These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, our current operations are not an adequate source of cash to fund future operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to increase our revenues and provide for our capital requirements through our lines of credit, however, we have no firm commitments from any third party to provide such revenues or this financing and we cannot assure you we will be successful in obtaining such commitments as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2007, the allowance for doubtful accounts was approximately $274,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At June 30, 2007, the allowance for product returns was approximately $595,000.

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

From time to time, the Company enters in bill and hold arrangements. No bill and hold arrangements were outstanding at June 30, 2007. Bill and hold arrangements would have to meet the following criteria for revenue recognition:

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


                                     -F9-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for the year ended June 30, 2007 and 2006:


                                                               Year ended             Year ended
                                                               June 30,               June 30,
                                                               2007                   2006
                                                               --------------         ------------
Net income (loss):
As reported                                                    $ (2,166,651)          $  606,913
Add: Total stock-based employee compensation included
in net income as reported, net of related tax effects                  -                    -
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                                 -                (123,813)
                                                               --------------         ------------

Pro forma                                                      $ (2,166,651)          $  483,100
                                                               ==============         ============

Basic earnings per share:
As reported                                                    $   (0.12)             $   0.03
                                                               ==============         ============

Pro forma                                                      $   (0.12)             $   0.03
                                                               ==============         ============

Diluted earnings per share:
As reported                                                    $   (0.12)             $   0.03
                                                               ==============         ============

Pro forma                                                      $   (0.12)             $   0.03
                                                               ==============         ============

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

                                     -F10-

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2007, the unrecognized compensation costs related to non-vested awards amounted to approximately $89,000, which will be recognized over the next 14 months.

The Company recognized a compensation expense of approximately $375,000 and $124,000 during the fiscal year ending June 30, 2007 and 2006, respectively, in connection with all options outstanding.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2007, the exchange rate for the Euros (EUR) was $1.35 U.S. for 1.00 EUR.

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

The Company's goodwill at June 30, 2007 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at June 30, 2007 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At June 30, 2007, the Company believes that there has been no impairment of its long-lived assets.

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 725,000 options outstanding at June 30, 2007. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during fiscal 2007 are antidilutive.

                                                     2007                2006
Numerator:
Net income (loss)                               ($ 2,166,651)        $  606,913
                                                =============        ===========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding               17,410,299         17,410,299
Effect of dilutive employee stock options             -                  10,175
Denominator for diluted earnings per share-
Weighted average shares outstanding               17,410,299         17,421,643

Basic earnings per share                               $0.12              $0.03
                                                       =====              ======
Diluted earnings per share                             $0.12              $0.03
                                                       =====              ======

                                     -F13-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2007 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at June 30, 2007 based upon terms available for companies under similar arrangements.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in

                                     -F14-

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

existing at the effective date (or early adoption date).

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $595,000 at June 30, 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

At June 30, 2007, the financial institution insured approximately $2.6 million of the Company's accounts receivables. Two of the Company's customers accounted for approximately 19% and 10%, respectively, of its gross accounts receivable at June 30, 2007. No other customers accounted for more than 10% of its net accounts receivables.

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

Customers Concentration Risk

Two of the Company's customers accounted for 14% and 12%, respectively, of its revenues during fiscal 2007. Two of the Company's customers accounted for 22% and 12% of its revenues, respectively, during fiscal 2006.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 4 - INVENTORIES

Inventories at June 30, 2007 consist of the following:

Finished goods                                        $ 3,060,738
Work-in-process                                         1,261,310
Raw materials                                             446,541
                                                      ------------
                                                        4,768,589
Provision for obsolescence                               (531,040)
                                                      ------------
                                                      $ 4,237,549
                                                      ============

                                     -F18-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at June 30, 2007 consist of the following:


Tenant improvements                                  $   122,375
Machinery and equipment                                5,016,193
Office equipment                                         248,275
Transportation equipment                                 164,954
Software                                                 226,175
                                                      -----------
                                                       5,777,972
Accumulated depreciation                              (3,879,590)
                                                      -----------
Property and equipment, net                           $1,898,382
                                                      ===========

Depreciation expense amounted to approximately $870,000 and $658,000 during 2007 and 2006, respectively.

NOTE 6 - INVESTMENTS

At June 30, 2007, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $49,000 and $44,000 during fiscal 2007 and 2006, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date.

During fiscal 2007, SCI Lucas reimbursed a non-interest bearing advance of approximately $74,000 to the Company. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $468,000 and $407,000 during fiscal 2007 and 2006, respectively.

NOTE 7 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $60,000 to $320,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 5.3% to 6.4% per year at June 30, 2007, with due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

                                     -F19-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 7 - LONG TERM DEBT  (continued)
Long-term debt consists of the following at June 30, 2007

                                       Notes Payable    $          679,665
                                      ANVAR Advances               108,108
                                                                 ----------
                                                                   787,773
                              Less:  Current Portion             ( 288,984)
                                                                 ----------
              Long term debt, net of current portion             $ 498,789
                                                                 ==========

The aggregate maturities of long-term debt at June 30, 2007 are as follows:

        June  30,
        ---------
          2008                $  288,984
          2009                   184,703
          2010                   181,019
          2011                    82,542
          2012 and thereafter     50,525
                              ----------
                              $  787,773
                              ==========

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

                                     -F20-

                   HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

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

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During fiscal 2007 and 2006, the amortization of the debt discount amounted to approximately $152,000 and $205,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $36,000 at June 30, 2007.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During fiscal 2007 and 2006, the amortization of the debt discount amounted to approximately $329,000 and $278,000, respectively, and has been included in interest expense in the accompanying financial statements.

                                     -F21-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 9 - INCOME TAXES -

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2007 are as follows:

Deferred tax assets:
Net operating loss carryforward           $      1,820,000
Allowance for product returns and
bad debt                                           340,000
Allowance for obsolete inventory                   175,000
Unrecognized revenues                              315,000
Other                                              (10,000)
Less valuation allowance                       ( 2,640,000)
                                          -----------------
Total net deferred tax assets:            $              -
                                          =================

SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 2,640,000 at June 30, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2007 and 2006 was approximately $434,000 and $10,000, respectively.

At June 30, 2007, the Company had net operating loss carryforwards amounting to approximately $0.8 million and $4.7 million for U.S. and French tax purposes, respectively, that expire in various amounts from 2021 through 2026 in the U.S. and never expire in France.

The federal statutory tax rate reconciled to the effective tax rate for 2007 and 2006, respectively, is as follows:

                                                        2007               2006
                                                       ------             ------
Tax at U.S statutory rate:                              35.0%              35.0%
State tax rate, net of federal benefits                  0.0                0.0
Foreign tax rate  in excess of U.S. statutory
 tax rate                                                0.0                0.0
Change in valuation allowance                          (35.0)             (35.0)
                                                       ------             ------
Effective tax rate                                       0.0%               0.0%
                                                       ======             ======
NOTE 10 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.2 million under such lines of credit at June 30, 2007. The lines of credit bear interest at the EURIBOR rate plus 2.0% to 3.7% at June 30, 2007. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $7.4 million and inventories of approximately $4.2 million.

                                     -F22-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 10 - LINES OF CREDIT (continued)

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of June 30, 2007 was $0. The distribution is presently under bankruptcy proceedings. During August 2007, the distribution claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company has notified the distributor that it is in default under the amended distribution agreement and has terminated such agreement in May 2007.

In this regard, the Company will be seeking information from the distributor to determine whether the distributor has acted in compliance with its obligations under the amended distribution agreement.

The Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. The Company has provided for a provision for such claims aggregating $1.7 million at June 30, 2007, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

NOTE 11 - STOCK OPTIONS

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the "2004 Plan"). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued 1,175,000 options. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an

                                     -F23-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 11 - STOCK OPTIONS (continued)

incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

A summary of the activity during 2007 and 2006 of the Company's stock option plan is presented below:


                                                         Weighted
                                                     Average Exercise   Weighted Average    Aggregate
                                         Options          Price         Contractual Terms   Intrinsic Value
                                        ----------- ------------------ ------------------- -----------------
Outstanding at July 1, 2005              1,175,000  $     2.16

Granted                                       -            -
Exercised                                     -            -
Expired                                    (50,000) $     2.20
Outstanding at June 30, 2006             1,125,000  $     2.16                 8.02        $   952,000

Granted                                       -
Exercised                                     -
Expired                                       -
Canceled                                  (400,000) $     2.20
Outstanding at June 30, 2007               725,000  $     2.14

Vested and exercisable at June 30, 2006       -     $      -                    -          $      -
Vested and exercisable at June 30, 2007       -     $      -                    -          $      -

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2007 for selected exercise price ranges, is as follows:


---------------------------- -------------------------- -------------------------- --------------------------
 Range of exercise prices        Number of options          Weighted average           Weighted average
                                                          remaining contractual         exercised price
                                                                  term
---------------------------- -------------------------- -------------------------- --------------------------
          $ 0.55                      25,000                      7.75                      $ 0.55
---------------------------- -------------------------- -------------------------- --------------------------
          $ 2.20                      700,000                     7.00                      $ 2.20
---------------------------- -------------------------- -------------------------- --------------------------

                                     -F24-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 12 - CAPITALIZED LEASE OBLIGATIONS

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

Years Ending
   June 30,
     2008 ..................................            $ 238,804
     2009 ..................................              200,988
     2010 ..................................              110,340
     2011 ..................................               69,558
                                                        ----------
                                                          619,690
Less: imputed interest .....................            (  54,919)
                                                        ----------
                                                          564,771
Less: current portion ......................             (217,640)
                                                        ----------
Long-term portion                                       $ 347,131
                                                        ==========

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during fiscal 2007 and 2006. Information about the Company's sales in different geographic locations for fiscal, 2007 and 2006 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                      Fiscal                      Fiscal
                                       2007                        2006
                                  -------------               --------------
France                            $  1,538,454                $   2,750,598
Outside of France                   13,877,679                   12,518,732
                                  -------------               --------------
                                  $ 15,416,133                $  15,269,330
                                  =============               ==============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.


                                     -F25-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 14 - LEGAL CONTINGENCIES

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

                                     -F26-

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 14 - LEGAL CONTINGENCIES (continued)

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

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, was not resistant enough and the filler could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $700,000 in costs and damages. The Company is expecting to present expert reports to the Notthingham County Court judge in December 2007.

In December 2006, The Company was sued in the London High Court by Ms Allison Allvey under the "The Consumer Protection Act" of the United Kingdom. The plaintiff alleged that the envelope surrounding her implants, obtained by her surgeon from PIP France, SA, was not resistant enough. The plaintiffs allege they should be reimbursed approximately $360,000 in costs and damages. The Company is expecting to present expert reports to the London High Court judge in December 2007.

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

NOTE 15 - OTHER RELATED PARTY TRANSACTIONS

One of the Company's shareholder advanced approximately $160,000 to the Company during 2006. This shareholder had previously advanced to the Company approximately $610,000 prior to July 1, 2004. The shareholder contributed these advances of approximately $770,000 as an infusion of capital in one of the Company's subsidiaries during 2006. This capital infusion is accounted far as minority interest in the accompanying balance sheet.


                                     -F27-