Form 10QSB
period 2007-12-31
HERITAGE WORLDWIDE INC
filed 2008-02-14
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,2007

                                       or

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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at February 13, 2007 was 17,410,299.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2007 Annual Report of Form 10-KSB, in "Management's Discussion and Analysis or Plan of Operation."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                  HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              December 31, 2007
                                 (UNAUDITED)

                                    ASSETS
Current Assets:
  Cash                                                          $       85,598
  Accounts receivable, net of an allowance for doubtful
    accounts of $290,174 and allowance for product
    returns of $538,078                                              8,152,206
  Inventories, net of allowance for obsolescence of $613,422         4,851,342
  Prepaid expenses and other current assets                            896,712
                                                                ---------------

     Total current assets                                           13,985,858

Property and equipment, net of accumulated depreciation
 of $4,585,698                                                       1,782,848
Goodwill                                                             1,287,290
Investment in SCI Lucas                                                714,594
Other assets                                                           154,451
                                                                ---------------

     Total assets                                               $   17,925,041
                                                                ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                               $    2,209,697
  Accounts payable and accrued expenses                              6,193,463
  Current portion of capitalized lease obligations                     218,933
  Current portion of long term debt                                    294,083
  Convertible debentures and related accrued interest payable,
    net of discount of $28,639-related party                         1,012,443
  Reserve for product replacements                                     166,785
                                                                ---------------

     Total current liabilities                                      10,095,404

Convertible debentures, net of discount of $514,708                  2,485,292


Capitalized lease obligations, net of current portion                  279,164
Long term debt, net of current portion                                 968,689
                                                                ---------------

     Total liabilities                                              13,828,549
                                                                ---------------

Minority interest                                                      870,328
                                                                ---------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    18,160,299 issued and 17,410,299 outstanding                        17,411
  Additional paid-in capital                                         6,231,559
  Accumulated other comprehensive income                             3,424,140
  Accumulated deficit                                               (6,446,946)
                                                                ---------------

     Total stockholders' equity                                      3,226,164
                                                                ---------------

     Total liabilities and stockholders' equity                 $   17,925,041
                                                                ===============




          See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          For the three-month period ended      For the six-month period ended
                                                    December 31,                          December 31,
                                          --------------------------------      ------------------------------
                                              2007              2006                   2007             2006
                                          -------------     --------------      -------------    -------------
Revenues                                  $  4,434,849      $   4,381,744       $  9,404,148     $  7,769,470

Cost of revenues                             1,741,388          1,422,331          4,141,704        3,509,652
                                          -------------     --------------      -------------    -------------

     Gross profit                            2,693,461          2,959,413          5,262,444        4,259,818
                                          -------------     --------------      -------------    -------------

Operating expenses:
  Selling, general and administrative        2,589,498          3,014,960          4,976,135        3,888,391
  Research and development                     324,311            243,171            670,616          719,903
                                          -------------     --------------      -------------    -------------

     Total operating expenses                2,913,809          3,258,131          5,646,751        4,608,294
                                          -------------     --------------      -------------    -------------


Operating loss                                (220,348)          (298,718)          (384,307)        (348,476)
                                          -------------     --------------      -------------    -------------

Other expenses:
  Gain (Loss) in equity investment              (2,213)            (6,467)             9,464            8,145
  Interest expense-related party               (34,606)           (30,205)           (49,858)         (86,268)
  Interest expense                            (115,371)          (237,165)          (261,153)        (333,963)
                                          -------------     --------------      -------------    -------------

     Total other expenses                     (152,190)          (273,837)          (301,547)        (412,086)
                                          -------------     --------------      -------------    -------------

Loss before provision for
  income taxes                                (372,538)          (572,555)          (685,854)        (760,562)

  Provision for income taxes                         -             15,638                  -                -
                                          -------------     --------------      -------------    -------------

Loss before minority interest                 (372,538)          (556,917)          (685,854)        (760,562)

Minority interest                                4,139             27,832               (849)          13,362
                                          -------------     --------------      -------------    -------------

Net loss                                      (368,399)          (529,085)          (686,703)        (747,200)

Other comprehensive income, net of taxes

Foreign currency translation adjustment        363,285            299,765            925,847          391,891
                                          -------------     --------------      -------------    -------------

     Comprehensive income (loss)          $     (5,114)     $    (229,320)      $    239,144     $   (355,309)
                                          =============     ==============      =============    =============

Basic net loss per common share           $      (0.02)     $       (0.03)      $      (0.04)    $      (0.04)
                                          =============     ==============      =============    =============

Basic weighted average common
shares outstanding                          17,410,299         17,410,299         17,410,299       17,410,299
                                          =============     ==============      =============    =============

Diluted net loss per share                $      (0.02)     $       (0.03)      $      (0.04)    $      (0.04)
                                          =============     ==============      =============    =============

Diluted weighted average common shares
 outstanding                                17,410,299         17,410,299         17,410,299       17,410,299
                                          =============     ==============      =============    =============



      See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the six-month period
                                                         ended December 31,
                                                    ------------------------------
                                                        2007            2006
                                                    --------------  --------------

Cash flows from operating activities:
Net loss                                            $    (686,703)  $    (747,200)
Adjustments to reconcile net loss to net cash
provided by (used in)operating activities:
   Interest expense related to debenture discount         225,063         254,630
   Depreciation and amortization                          624,286         298,767
   Fair value of options                                   46,324         158,666
   Provision for doubtful accounts                        (23,046)         (7,682)
   Provision for returns                                 (130,035)        (90,820)
   Provision for obsolescence- inventory                    9,050               -
   Gain on equity investment                               (9,464)         (8,145)
   Minority interest                                          849         (13,362)
Change in operating assets and liabilities:
   Accounts receivable                                    461,763         261,487
   Inventories                                            (35,769)       (106,897)
   Prepaid expenses and other current assets              (53,962)        (28,810)
   Other assets                                           (58,542)        165,056
   Provision for product replacements                      (7,381)         28,231
   Accrued interest on convertible debentures               5,041               -
   Accounts payable and accrued expenses                 (126,879)       (820,799)
                                                    --------------  --------------

Net cash (used in) provided by operating activities       240,595        (656,878)
                                                    --------------  --------------

Cash flows from investing activity:

   Purchases of property and equipment                   (292,494)       (175,477)
                                                    --------------  --------------

Net cash used in investing activities                    (292,494)       (175,477)
                                                    --------------  --------------

Cash flows from financing activities:
   (Decrease) increase in lines of credit                (258,730)        606,363
   Proceeds from long term debt                           542,120          35,471
   Repayment of long term debt                           (160,862)       (267,395)
   Repayment of capitalized lease obligations            (151,253)        (84,890)
                                                    --------------  --------------

Net cash provided by (used in) financing activities       (28,725)        289,549
                                                    --------------  --------------

Effect of exchange rate changes on cash                   (33,836)        (23,633)
                                                    --------------  --------------

Decrease in cash                                         (114,460)       (566,439)

Cash, beginning of fiscal year                            200,058         695,509
                                                    --------------  --------------

Cash, end of period                                 $      85,598   $     129,070
                                                    ==============  ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest       $      74,292   $     159,024
                                                    ==============  ==============

     Cash paid during the period for taxes          $           -   $           -
                                                    ==============  ==============


            See Notes to Unaudited Consolidated Financial Statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and United States subsidiaries for the six-month period ended December 31, 2007 and 2006. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company provided cash of $240,595 for their operating activities during the six-month period ended December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2007, the allowance for doubtful accounts was approximately $290,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At December 31, 2007, the allowance for product returns was approximately $538,000.

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

Prior to July 1, 2006, the Company enters in bill and hold arrangements. No bill and hold arrangements were outstanding at December 31, 2007. Bill and hold arrangements would have to meet the following criteria for revenue recognition:

     o    The risks of ownership passed to the buyer;
     o The customer made a fixed commitment to purchase the breast implants, in writing;

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2007, the exchange rate for the Euros (EUR) was $1.47 U.S. for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

The Company's goodwill at June 30, 2007 results from its 2002 acquisition of its Spainish subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at December 31, 2007 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2007, the Company believes that there has been no impairment of its long-lived assets.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,215,000 options outstanding at December 31, 2007. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during the six-month period ended December 31, 2007 are antidilutive.

                                                     2007               2006
                                                  ---------          ----------
Numerator:
Net income (loss)                                 $ 239,144          ($355,309)
                                                  =========          ==========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding              17,410,299         17,410,299
Effect of dilutive employee stock options                 -                  -
Denominator for diluted earnings per share-
Weighted average shares outstanding              17,410,299         17,410,299

Basic earnings per share                              $0.04              $0.04
                                                      =====              =====
Diluted earnings per share                            $0.04              $0.04
                                                      =====              =====

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at December 31, 2007 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at December 31, 2007 based upon terms available for companies under similar arrangements.

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Allowance for Product Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its allowance for product returns to amount to approximately $538,000 at December 31, 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

At December 31, 2007, the financial institution insured approximately $3.6 million of the Company's accounts receivables. None the Company's customers accounted for more than 10% of its net accounts receivables.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

Customers Concentration Risk

None of the Company's customers accounted for more than 10% of its revenues during the six-month period ended December 31, 2007. Two of the Company's customers accounted for 15% and 10%, respectively, of its revenues during the six-month period ended December 31, 2006.

NOTE 4 - INVENTORIES

Inventories at December 31, 2007 consist of the following:

Finished goods                                        $ 3,698,506
Work-in-process                                         1,381,419
Raw materials                                             384,839
                                                      ------------
                                                        5,464,764
Provision for obsolescence                               (613,422)
                                                      ------------
                                                      $ 4,851,342
                                                      ============
NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at December 31, 2007 consist of the following:


Tenant improvements                                   $   133,687
Machinery and equipment                                 5,524,239
Office equipment                                          273,145
Transportation equipment                                  187,185
Software                                                  250,290
                                                      ------------
                                                        6,368,546
Accumulated depreciation                               (4,585,698)
                                                      ------------
Property and equipment, net                           $ 1,782,848
                                                      ============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 5 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense amounted to approximately $624,000 and $299,000 during the six-month period ended December 31, 2007 and 2006, respectively.

NOTE 6 - INVESTMENTS
At December 31, 2007, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $9,000 and $8000 during the six-month period ended December 31, 2007 and 2006, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $240,000 and $212,000 during the six-month period ended December 31, 2007 and 2006, respectively.

NOTE 7 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $7,000 to $494,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 6.4% to 7.3% per year at December 31, 2007, with due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the six-month period ended December 31, 2007 and 2006, the amortization of the debt discount amounted to approximately $25,000 and $54,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $41,000 at December 31, 2007.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

Debenture. During the six-month period ended December 31, 2007 and 2006, the amortization of the debt discount amounted to approximately $115,000 and $237,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.2 million under such lines of credit at December 31, 2007. The lines of credit bear interest at the URIBOR rate plus 2.0% to 3.7% at December 31, 2007. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $8.1 million and inventories of approximately $4.9 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of December 31, 2007 was $0. The distribution is presently under bankruptcy proceedings. During August 2007, the distribution claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company has notified the distributor that it is in default under the amended distribution agreement and terminated the agreement in May 2007.

Based on the review of certain information supplied by an agent for the distributor to the Company's consultant on U.S. Food & Drug Administration matters, the Company believes that the distributor did not comply with its obligations under the amended distribution agreement. As a result of the distributor's breach of its obligations to the Company, the Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. During November 2007, the Company filed proof of a claim in excess of $28.7 million against Medicor. The Company has provided for a provision for such claims aggregating $1.8 million at December 31, 2007, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

NOTE 10 - STOCK OPTIONS (continued)

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

During the six-month periods ended December 31, 2007 and 2006, the Company recorded share-based payment expenses amounting to approximately $46,000 and $459,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

As of December 31, 2007, the unrecognized compensation costs related to non-vested awards amounted to approximately $57,000, which will be recognized over the next 15 months.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the six-month periods ended December 31, 2007 and 2006. Information about the Company's sales in different geographic locations for the six-month periods ended December 31, 2007 and 2006, respectively is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                                         Six-month period ended
                                              December 31,
                                    ----------------------------------
                                         2007                 2006
                                    -------------       --------------
France                              $  1,142,585        $   2,068,669
Outside of France                      8,261,563            5,700,801
                                    -------------       --------------
                                    $  9,404,148        $   7,769,470
                                    =============       ==============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $700,000 in costs and damages. The Company is expecting to present expert reports to the Notthingham County Court judge in February 2008.

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. PIP has not yet responded to the Complaint.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP .America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from allclaims, including those asserted above. The Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $520,000 at June 30, 2006 in connection with these matters.

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

As of December 31, 2007, we did not have any outstanding bill and hold arrangements. From time to time, we entered into such bill and hold arrangements if they meet the following criteria for revenue recognition:

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At December
31, 2007, we had approximately $1.2 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2007, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $1,640,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

RESULTS OF OPERATIONS

               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For the six-month period ended           Increase/       Increase/
                                                            December 31,                  (Decrease)      (Decrease)
                                              ----------------------------------------     2007 vs 2006    2007 vs 2006
                                                     2007                 2006                  $              %
                                              -------------------   ----------------------------------------------------
                                                 (Unaudited)            (Unaudited)

Revenues                                      $        9,404,148    $       7,769,470    $     1,634,678          21.0%

Cost of revenues                                       4,141,704            3,509,652            632,052          18.0%
                                              -------------------   ----------------------------------------------------

     Gross margin                                      5,262,444            4,259,818          1,002,626          23.5%
                                              -------------------   ----------------------------------------------------

Operating expenses:
  Selling, general and administrative                  4,976,135            3,888,391          1,087,744          28.0%
  Research and development                               670,616              719,903            (49,287)         -6.8%
                                              -------------------   ----------------------------------------------------

     Total operating expenses                          5,646,751            4,608,294          1,038,457          22.5%
                                              -------------------   ----------------------------------------------------

Loss before other expenses and
Operating (loss) income                                 (384,307)            (348,476)           (35,831)         10.3%
                                              -------------------   ----------------------------------------------------

Other expenses:
 Gain in equity investment                                 9,464                8,145              1,319          16.2%
  Interest expense-related party                         (49,858)             (86,268)            36,410         -42.2%
  Interest expense                                      (261,153)            (333,963)            72,810         -21.8%
                                              -------------------   ----------------------------------------------------

     Total other expenses                               (301,547)            (412,086)           110,539         -26.8%
                                              -------------------   ----------------------------------------------------

(Loss) income before provision for income taxes         (685,854)            (760,562)            74,708          -9.8%

  Provision for income taxes                                   -                    -                  -       NM
                                              -------------------   ----------------------------------------------------

(Loss) income before minority interest                  (685,854)            (760,562)            74,708          -9.8%

Minority interest                                           (849)              13,362            (14,211)       -106.4%
                                              -------------------   ----------------------------------------------------

Net (loss) income                             $         (686,703)   $        (747,200)   $        60,497          -8.1%
                                              ===================   ====================================================


NM: not meaningful



Six months Ended December 31, 2007 Compared with Six months Ended December 31, 2006

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the six-month period ended December 31, 2007 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to distributors in Latin America, and offset by a decrease in volume of breast implants sold to existing surgeons and clinics in France.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the six-month period ended December 31, 2007 is primarily attributable to an increase in volume of product sold.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products, general and administrative staff used to support our operations, as well as facilities-related expenses, professional fees and provision for bad debts. The increase in selling, general and administrative expenses during the six-month period ended December 31, 2007 when compared to the prior year comparable period is primarily attributable to the following factors:

          o Increased professional and legal fees related to certain corporate activities as well as legal fees incurred in connection with legal proceedings in the United Kingdom during the six-month period ended December 31, 2007. Such corporate activities and legal proceedings did not occur during the six-month period ended December 31, 2006.
          o Increased sales and marketing expenses associated with the development of new distribution channels outside of France.
          o Higher local currency rate. A substantial portion of our sales, general, and administrative expenses are incurred in Euros, which appreciated by approximately 10% during the six-month period ended December 31, 2007 when compared to the six-month period ended December 31, 2006.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the six-month period ended December 31, 2007 is primarily due to a reduction of personnel used in connection with the development of new products and the enhancement of existing products.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The decrease in interest expense during the six-month period ended December 31, 2007 when compared to the prior sales period is primarily due to the use of the sum of the year digit in computing the amortization.

   Liquidity and Capital Resources

At December 31, 2007, our cash amounted to approximately $86,000 and our working capital amounted to approximately $3.9 million.

         During the six-month period ended December 31, 2007, we generated cash from our operating activities amounting to approximately $241,000. Our cash used in operating activities was comprised of our net loss of approximately $687,000 adjusted for the following:

          o    Debt discount of approximately $225,000;
          o    Depreciation and amortization of approximately $624,000;
          o    Fair value of options of approximately $46,000;
          o    Provision for doubtful accounts of approximately $23,000; and
          o    Provision for returns of approximately $130,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

          o Decrease in accounts receivable of approximately $462,000 due to larger collection efforts implemented in the second quarter of fiscal 2008; and
          o Decrease in accounts payable and accrued expenses of approximately $127,000;

         During the six-month period ended December 31, 2007, we purchased property and equipment of approximately $292,000.

         During the six-month period ended December 31, 2006, we used cash in operating activities amounting to approximately $657,000. Our cash used in operating activities was comprised of our net loss of approximately $747,000 adjusted for the following:

          o    Debt discount of approximately $255,000;
          o    Depreciation and amortization of approximately $299,000;
          o    Fair value of options of approximately $159,000; and
          o    Provision for returns of approximately $90,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

          o Decrease in accounts receivable of approximately $261,000 due to higher rate of collection during the six-month period ended December 31, 2006;
          o Increase in inventories of approximately $107,000 due to increased production to meet anticipated demand;
          o    Decrease in current assets of approximately $165,000;
          o Decrease in accounts payable and accrued expenses of approximately $821,000;

         During the six-month period ended December 31, 2006, we purchased property and equipment of approximately $175,000.

         During the six-month period ended December 31, 2007, we generated cash from financing activities of approximately $29,000, which primarily consisted of the proceeds from issuance of long-term debt amounting to approximately $542,000, offset by the decrease in lines of credit, the repayment of long-term debt, and capitalized lease obligations of approximately $259,000, $161,000 and $151,000.

         During the six-month period ended December 31, 2006, we used cash in financing activities of $289,000, which primarily consisted of proceeds from issuance of long-term debt and lines of credit of approximately $35,000 and $606,000, offset by the repayment of long-term debt and capitalized lease obligations of approximately $267,000 and $85,000.

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

ITEM 3.     CONTROLS AND PROCEDURES

            Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report ("Evaluation Date"). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the Evaluation Date, our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the period covered by this report.

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

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. PIP has not yet responded to the Complaint.

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

                                                   HERITAGE WORLDWIDE, INC.
                                                       (Registrant)

Date:  February 13, 2007                           By: /s/   Jean Claude Mas
                                                       -------------------------
                                                       Jean Claude Mas
                                                   Chairman of the Board and
                                                   Chief Executive Officer


                                                   By: /s/ Claude Couty
                                                       -------------------------
                                                       Claude Couty
                                                   Chief Financial Officer and
                                                   General Manager