Form 10QSB
period 2008-03-31
HERITAGE WORLDWIDE INC
filed 2008-05-20
CIK 1034682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number: 000-28277

                            HERITAGE WORLDWIDE, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 13-4196258
                 --------                                 ----------
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

The total number of shares of the issuers' common stock, $.001 par value, outstanding at May 15, 2008 was 17,410,299.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2007 Annual Report of Form 10-KSB, in "Management's Discussion and Analysis or Plan of Operation."

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                           HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                        March 31, 2008
                                          (UNAUDITED)

                                            ASSETS

Current Assets:
  Cash                                                                           $    151,208
  Accounts receivable, net of an allowance for doubtful accounts of $489,924
    and allowance for product returns of $631,326                                   8,267,094
  Inventories, net of allowance for obsolescence of $610,788                        5,171,162
  Prepaid expenses and other current assets                                         1,059,715
                                                                                 ------------

     Total current assets                                                          14,649,179

Property and equipment, net of accumulated depreciation of $5,093,188               1,799,509
Goodwill                                                                            1,380,996
Investment in SCI Lucas                                                               799,174
Other assets                                                                          165,768
                                                                                 ------------

     Total assets                                                                $ 18,794,626
                                                                                 ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Lines of credit                                                                $  2,623,442
  Accounts payable and accrued expenses                                             7,091,670
  Current portion of capitalized lease obligations                                    224,772
  Current portion of long term debt                                                   415,662
  Convertible debentures and related accrued interest payable,
    net of discount of $14,002-related party                                        1,029,573
  Convertible debentures, net of debt discount of $419,367                          2,580,633
  Reserve for product replacements                                                    178,926
                                                                                 ------------

     Total current liabilities                                                     14,144,678


Capitalized lease obligations, net of current portion                                 245,817
Long term debt, net of current portion                                              1,060,182
                                                                                 ------------

     Total liabilities                                                             15,450,677
                                                                                 ------------

Minority interest                                                                     826,593
                                                                                 ------------

Stockholders' Equity:
  Common stock; $.001 par value, 50,000,000 shares authorized,
    18,160,299 issued and 17,410,299 outstanding                                       17,411
  Additional paid-in capital                                                        6,254,721
  Accumulated other comprehensive income                                            3,510,037
  Accumulated deficit                                                              (7,264,813)
                                                                                 ------------

     Total stockholders' equity                                                     2,517,356
                                                                                 ------------

     Total liabilities and stockholders' equity                                  $ 18,794,626
                                                                                 ============


                   See Notes to Unaudited Consolidated Financial Statements.



                                     HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                        For the three-month period      For the nine-month period
                                                              ended March 31,                ended March 31,
                                                       ----------------------------    ----------------------------
                                                           2008            2007            2008            2007
                                                       ------------    ------------    ------------    ------------

Revenues                                               $  3,652,235    $  3,188,873    $ 13,056,383    $ 10,958,343

Cost of revenues                                          1,957,182       1,767,474       6,098,886       5,277,126
                                                       ------------    ------------    ------------    ------------

     Gross profit                                         1,695,053       1,421,399       6,957,497       5,681,217
                                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling, general and administrative                     2,221,098       1,085,130       7,197,233       5,121,221
  Research and development                                  215,813         199,114         886,429         919,017
                                                       ------------    ------------    ------------    ------------

     Total operating expenses                             2,436,911       1,284,244       8,083,662       6,040,238
                                                       ------------    ------------    ------------    ------------

Operating loss                                             (741,858)        137,155      (1,126,165)       (359,021)
                                                       ------------    ------------    ------------    ------------

Other expenses:
  Gain in equity investment                                  29,823          42,749          39,287          50,894
  Interest expense-related party                            (17,130)        (61,432)        (66,988)       (147,700)
  Interest expense                                         (132,438)        (88,201)       (393,591)       (274,464)
                                                       ------------    ------------    ------------    ------------

     Total other expenses                                  (119,745)       (106,884)       (421,292)       (371,270)
                                                       ------------    ------------    ------------    ------------

Loss before minority interest                              (861,603)         30,271      (1,547,457)       (730,291)

Minority interest                                            43,735         (26,957)         42,886         (13,595)
                                                       ------------    ------------    ------------    ------------

Net loss                                                   (817,868)          3,314      (1,504,571)       (743,886)

Other comprehensive income, net of taxes
  Foreign currency translation adjustment                    81,237         117,998       1,007,084         509,889
                                                       ------------    ------------    ------------    ------------

     Comprehensive income (loss)                       $   (736,631)   $    121,312    $   (497,487)   $   (233,997)
                                                       ============    ============    ============    ============

Basic net loss per common share                        $      (0.05)   $       0.00    $      (0.09)   $      (0.04)
                                                       ============    ============    ============    ============

Basic weighted average common
shares outstanding                                       17,410,299      17,410,299      17,410,299      17,410,299
                                                       ============    ============    ============    ============

Diluted net loss per share                             $      (0.05)   $       0.00    $      (0.09)   $      (0.04)
                                                       ============    ============    ============    ============

Diluted weighted average common shares outstanding       17,410,299      17,423,774      17,410,299      17,410,299
                                                       ============    ============    ============    ============

                             See Notes to Unaudited Consolidated Financial Statements.



                      HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                          For the nine-month period
                                                               ended March 31,
                                                        ----------------------------
                                                            2008            2007
                                                        ------------    ------------
Cash flows from operating activities:
Net loss                                                $ (1,504,571)   $   (743,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Interest expense related to debenture discount            335,041         365,952
   Depreciation and amortization                             602,785         498,059
   Fair value of options                                      69,486         323,999
   Provision for doubtful accounts                           175,217         (91,743)
   Provision for returns                                     (49,819)       (101,688)
   Provision for obsolescence- inventory                     (12,044)              -
   Gain on equity investment                                 (39,287)        (50,894)
   Minority interest                                         (42,886)         13,595
Change in operating assets and liabilities:
   Accounts receivable                                       321,881         126,387
   Inventories                                              (200,863)       (483,443)
   Prepaid expenses and other current assets                (221,429)        (78,976)
   Other assets                                              (47,380)        194,963
   Provision for product replacements                              -          12,519
   Accrued interest on convertible debentures                  7,534           4,987
   Accounts payable and accrued expenses                     286,464        (763,921)
                                                        ------------    ------------

Net cash used in operating activities                       (319,871)       (774,090)
                                                        ------------    ------------

Cash flows from investing activity:

   Purchases of property and equipment                      (164,529)       (258,957)
                                                        ------------    ------------

Net cash used in investing activity                         (164,529)       (258,957)
                                                        ------------    ------------

Cash flows from financing activities:
   Increase in lines of credit                                97,688         735,488
   Proceeds from long term debt                              801,332         183,089
   Repayment of long term debt                              (226,878)       (254,135)
   Repayment of capitalized lease obligations               (198,889)        (70,076)
   Increase in due to related parties                              -          80,003
                                                        ------------    ------------

Net cash provided by financing activities                    473,253         674,369
                                                        ------------    ------------

Effect of exchange rate changes on cash                      (37,703)        (53,786)
                                                        ------------    ------------

Decrease in cash                                             (48,850)       (412,464)

Cash, beginning of period                                    200,058         695,509
                                                        ------------    ------------

Cash, end of period                                     $    151,208    $    283,045
                                                        ============    ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest           $     74,292    $     37,583
                                                        ============    ============

     Cash paid during the period for taxes              $          -    $          -
                                                        ============    ============

              See Notes to Unaudited Consolidated Financial Statements.


                                          5

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and United States subsidiaries for the nine-month period ended March 31, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash of approximately $320,000 for its operating activities during the nine-month period ended March 31, 2008. Furthermore, the Company has two convertible promissory notes amounting to $4,000,000 maturing within one year. One of the noteholders has indicated that they are not going to convert their promissory note of $3,000,000 into shares of the Company's stock. These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, the Company's current operations are not an adequate source of cash to fund future operations and the Company does not have sufficient unused lines of credit to repay the convertible promissory notes. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to increase its revenues and provide for its capital requirements through our lines of credit, however, there are no firm commitments from any third party to provide such revenues or financing and the Company cannot assure that it will be successful in obtaining such commitments as needed. The Company will attempt to secure financing which would satisfy its obligations under the convertible promissory notes and, to a lesser extent, satisfy its obligations related to our operations. There are no assurances that the Company will have sufficient funds to

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

execute its business plan, pay its obligations as they become due or generate positive operating results.

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2008, the allowance for doubtful accounts was approximately $490,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At March 31, 2008, the allowance for product returns was approximately $630,000.

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

Prior to July 1, 2006, the Company entered in bill and hold arrangements. No bill and hold arrangements were outstanding at March 31, 2008. Bill and hold arrangements would have to meet the following criteria for revenue recognition:

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2008, the exchange rate for the Euros (EUR) was $1.58 U.S. for 1.00 EUR.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

The Company's goodwill at June 30, 2007 results from its 2002 acquisition of its Spanish subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at March 31, 2008 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At March 31, 2008, the Company believes that there has been no impairment of its long-lived assets.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,215,000 options outstanding at March 31, 2008. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during the nine-month period ended March 31, 2008 are antidilutive.

                                                     2008            2007
                                                     ----            ----
Numerator:
Net loss                                         $(1,504,571)    ($  743,886)
                                                 ===========     ===========

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding               17,410,299      17,410,299
Effect of dilutive employee stock options                  -               -
Denominator for diluted earnings per share-
Weighted average shares outstanding               17,410,299      17,410,299

Basic earnings per share                              ($0.09)         ($0.04)
                                                      ======          ======
Diluted earnings per share                            ($0.09)         ($0.04)
                                                      ======          ======

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at March 31, 2008 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at March 31, 2008 based upon terms available for companies under similar arrangements.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for Product Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its allowance for product returns to amount to approximately $630,000 at March 31, 2008. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

At March 31, 2008, the financial institution insured approximately $4.2 million of the Company's accounts receivables. One of the Company's customers accounted for 14% of its net accounts receivables at March 31, 2008.

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

Customers Concentration Risk

One of the Company's customers accounted for 14% of its revenues during the nine-month period ended March 31, 2008. Two of the Company's customers accounted for 15% and 10%, respectively, of its revenues during the nine-month period ended March 31, 2007.

NOTE 4 - INVENTORIES

Inventories at March 31, 2008 consist of the following:

Finished goods                    $  4,484,986
Work-in-process                        804,987
Raw materials                          491,977
                                  ------------
                                     5,781,950
Provision for obsolescence            (610,788)
                                  ------------
                                  $  5,171,162
                                  ============

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation at March 31, 2008 consist of the following:

Tenant improvements                $    143,419
Machinery and equipment               4,892,607
Office equipment                        293,029
Transportation equipment                214,786
Capitalized lease                     1,080,344
Software                                268,509
                                   ------------
                                      6,892,694
Accumulated depreciation             (5,093,188)
                                   ------------
Property and equipment, net        $  1,799,509
                                   ============

Depreciation expense amounted to approximately $603,000 and $498,000 during the nine-month period ended March 31, 2008 and 2007, respectively.

NOTE 6 - INVESTMENTS

At March 31, 2008, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $39,000 and $51,000 during the nine-month period ended March 31, 2008 and 2007, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date. The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $367,000 and $410,000 during the nine-month period ended March 31, 2008 and 2007, respectively.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 7 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $6,300 to $552,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 6.3% to 7.2% per year at March 31, 2008, with due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

One of the notes payable issued in March 2008 and amounting to $202,000 is secured by certain equipment with a carrying value of $202,000 at March 31, 2008.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the nine-month period ended March 31, 2008 and 2007, the amortization of the debt discount amounted to approximately $59,000 and $86,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $44,000 at March 31, 2008.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During the nine-month period ended March 31, 2008 and 2007, the amortization of the debt discount amounted to approximately $394,000 and $237,000, respectively, and has been included in interest expense in the accompanying financial statements.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.6 million under such lines of credit at March 31, 2008. The lines of credit bear interest at the URIBOR rate plus 2.0% to 3.7% at March 31, 2008. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $4.2 million and inventories of approximately $5.2 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of March 31, 2008 was $0. The distributor is presently under bankruptcy proceedings. During August 2007, the distributior claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company has notified the distributor that it is in default under the amended distribution agreement and terminated the agreement in May 2007.

Based on the review of certain information supplied by an agent for the distributor to the Company's consultant on U.S. Food & Drug Administration matters, the Company believes that the distributor did not comply with its obligations under the amended distribution agreement. As a result of the distributor's breach of its obligations to the Company, the Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. During November 2007, the Company filed proof of a claim in excess of $28.7 million against Medicor. The Company has provided for a provision for such claims aggregating $1.8 million at March 31, 2008, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

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

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

During the nine-month periods ended March 31, 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $69,000 and $324,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

As of March 31, 2008, the unrecognized compensation costs related to non-vested awards amounted to approximately $34,000, which will be recognized over the next 12 months.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the nine-month periods ended March 31, 2008 and 2007. Information about the Company's sales in different geographic locations for the nine-month periods ended March 31, 2008 and 2007, respectively is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

                           Nine-month period ended
                                  March 31,
                             2008            2007
                             ----            ----
France                   $  2,118,919   $  2,039,403
Outside of France          10,937,464      8,918,940
                         ------------   ------------
                         $ 13,056,383   $ 10,958,343
                         ============   ============

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

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

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. On July 31, 2007, a Fourth Amended Complaint was filed by twelve women with Mary Rondoni as the lead plaintiff. The plaintiffs are no longer seeking class action status. PIP has denied all material allegations. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is on-going. No trial date has been scheduled.

                    HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008

NOTE 12 - LEGAL CONTINGENCIES (continued)

Our U.S. distributor has tendered this case to PIP, for defense and indemnity pursuant to the distributor agreement.

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak. The plaintiffs allege they should be reimbursed approximately $700,000 in costs and damages. The Company is expecting to present expert reports to the Notthingham County Court judge in October 2008.

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. PIP has responded to the complaint and asserted defenses and has filed a motion to dismiss..

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP. America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from allclaims, including those asserted above. The Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $777,000 at March 31, 2008 in connection with these matters.

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

As of March 31, 2008, we did not have any outstanding bill and hold arrangements. From time to time, we entered into such bill and hold arrangements if they meet the following criteria for revenue recognition:

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At March 31, 2008, we had approximately $1.2 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At March 31, 2008, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $1,640,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

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

RESULTS OF OPERATIONS

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the nine-month period      Increase/       Increase/
                                                ended March 31,           (Decrease)      (Decrease)
                                         ----------------------------    2008 vs 2007    2008 vs 2007
                                             2008            2007             $                %
                                         ------------    ------------    ------------    ------------
                                          (Unaudited)     (Unaudited)

Revenues                                 $ 13,056,383    $ 10,958,343    $  2,098,040            19.1%

Cost of revenues                            6,098,886       5,277,126         821,760            15.6%
                                         ------------    ------------    ------------    ------------

     Gross margin                           6,957,497       5,681,217       1,276,280            22.5%
                                         ------------    ------------    ------------    ------------

Operating expenses:
  Selling, general and administrative       7,197,233       5,121,221       2,076,012            40.5%
  Research and development                    886,429         919,017         (32,588)           -3.5%
                                         ------------    ------------    ------------    ------------

     Total operating expenses               8,083,662       6,040,238       2,043,424            33.8%
                                         ------------    ------------    ------------    ------------

Loss before other expenses and
Operating (loss) income                    (1,126,165)       (359,021)       (767,144)          213.7%
                                         ------------    ------------    ------------    ------------

Other expenses:
  Gain in equity investment                    39,287          50,894         (11,607)          -22.8%
  Interest expense-related party              (66,988)       (147,700)        (80,712)          -54.6%
  Interest expense                           (393,591)       (274,464)        119,127            43.4%
                                         ------------    ------------    ------------    ------------

     Total other expenses                    (421,292)       (371,270)         50,022            13.5%
                                         ------------    ------------    ------------    ------------

(Loss) income before minority interest     (1,547,457)       (730,291)        817,166           111.9%
                                         ------------    ------------    ------------    ------------

Minority interest                              42,886         (13,595)         56,481              NM
                                         ------------    ------------    ------------    ------------

Net (loss) income                        $ (1,504,571)   $   (743,886)   $    760,685           102.3%
                                         ============    ============    ============    ============

NM: not meaningful

Nine months Ended March 31, 2008 Compared with Nine months Ended March 31, 2007

   Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues during the nine-month period ended March 31, 2008 when compared to the prior year period is primarily attributable to increased volume of breast implants sold to distributors in Latin America and in Europe.

   Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in costs of revenues during the nine-month period ended March 31, 2008 is primarily attributable to an increase in volume of product sold.

   Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products, general and administrative staff used to support our operations, as well as facilities-related expenses, professional fees and provision for bad debts. The increase in selling, general and administrative expenses during the nine-month period ended March 31, 2008 when compared to the prior year comparable period is primarily attributable to the following factors:

     o Increased professional and legal fees related to certain corporate activities as well as legal fees incurred in connection with legal proceedings in the United Kingdom during the nine-month period ended March 31, 2008. Such corporate activities and legal proceedings did not occur during the nine-month period ended March 31, 2007.
     o Increased sales and marketing expenses associated with the development of new distribution channels outside of France.
     o Higher local currency rate. A substantial portion of our sales, general, and administrative expenses are incurred in Euros, which appreciated by approximately 14% during the nine-month period ended March 31, 2008 when compared to the nine-month period ended March 31, 2007.

   Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the nine-month period ended March 31, 2008 is primarily due to a reduction of personnel used in connection with the development of new products and the enhancement of existing products.

   Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The interest expense during the nine-month period ended March 31, 2008 is at comparable level to those incurred during the prior year period.

Liquidity and Capital Resources

At March 31, 2008, our cash amounted to approximately $151,000 and our working capital amounted to approximately $505,000.

During the nine-month period ended March 31, 2008, we used cash from our operating activities amounting to approximately $433,000. Our cash used in operating activities was comprised of our net loss of approximately $1,552,000 adjusted for the following:

     o    Debt discount of approximately $335,000;
     o    Depreciation and amortization of approximately $602,000;
     o    Fair value of options of approximately $69,000;
     o    Provision for doubtful accounts of approximately $175,000; and
     o    Provision for returns of approximately $50,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

     o Decrease in accounts receivable of approximately $322,000 due to larger collection efforts implemented in the second quarter of fiscal 2008; and
     o Increase in inventory of approximately $201,000 to meet the anticipated increase in demand of our products; Increase in prepaid assets and other current assets of $221,000, resulting from increased research tax credit receivable Increase in accounts payable and accrued expenses of approximately $286,000;

During the nine-month period ended March 31, 2008 we purchased property and equipment of approximately $165,000.

During the nine-month period ended March 31, 2008, we financed our operations, investing activities and the principal repayment of long-term debt of $227,000 and capitalized lease obligations of $199,000 by securing financing of approximately $801,000 in long-term debt and by increasing the use of our lines of credit by approximately $98,000.

During the nine-month period ended March 31, 2007, we used cash in operating activities amounting to approximately $774,000. Our cash used in operating activities was comprised of our net loss of approximately $744,000 adjusted for the following:

     o    Debt discount of approximately $365,000;
     o    Depreciation and amortization of approximately $499,000;
     o    Fair value of options of approximately $324,000;
          Provision for obsolescence of $102,000
     o    Provision for returns of approximately $92,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activitiees:

     o Decrease in accounts receivable of approximately $127,000 due to higher rate of collection during the nine-month period ended March 31, 2007;
     o Increase in inventories of approximately $483,000 due to increased production to meet anticipated demand;
     o    Decrease in current other assets of approximately $195,000;
     o Decrease in accounts payable and accrued expenses of approximately $764,000;

During the nine-month period ended March 31, 2007, we purchased property and equipment of approximately $259,000.

During the nine-month period ended March 31, 2007, we generated cash from financing activities of approximately $674,000, which primarily consisted of the proceeds from issuance of long-term debt amounting to approximately $183,000 and a higher usage of our lines of credit of approximately $735,000, offset by the repayment of long-term debt, and capitalized lease obligations of approximately $254,000 and $70,000.

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

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. PIP has responded to the Complaint and has filed a motion to dismiss. No ruling has been received to date.

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

                                        HERITAGE WORLDWIDE, INC.
                                            (Registrant)

Date:  May 20, 2008                     By: /s/ Jean Claude Mas
                                            -----------------------
                                                Jean Claude Mas
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

                                        By: /s/ Claude Couty
                                            -----------------------
                                                Claude Couty
                                                Chief Financial Officer and
                                                General Manager
                                                (Principal Financial and
                                                Accounting Officer)