Form 10-K
period 2008-06-30
HERITAGE WORLDWIDE INC
filed 2008-09-29
CIK 1034682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 000-28277

HERITAGE WORLDWIDE, INC.
(Exact Name of Registrant in Its Charter)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on September 29, 2008 was $1,284,000.

The total number of shares of registrant’s common stock outstanding as of September 29, 2008, was 17,410,299.

DOCUMENTS INCORPORATED BY REFERENCE None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to our lack of sufficient revenues to cover operating expenses, our history of operating losses, our need for additional financing for working capital purposes, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-K for the year ended June 30, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

PART I

ITEM 1. BUSINESS

HISTORY

Heritage Worldwide, Inc. ("Heritage" or the "Company") was originally incorporated in Louisiana in 1983 and changed its domicile to Delaware in the third quarter of 2001.

Heritage entered into an Acquisition Agreement (the "Agreement") dated February 28, 2003 with Milo Finance, S.A. ("Milo"), a Luxembourg limited liability entity. Milo was the principal shareholder of Poly Implants Protheses, S.A. ("PIP"), a French limited liability entity formed in 1991 that manufactures and internationally distributes breast implants, body support products and other implants. The transactions contemplated by the Agreement closed on March 1, 2003. Under the terms of the Agreement, the Company acquired 225,504 shares of the capital stock of PIP from Milo, which represented approximately 99.3% of PIP’s outstanding capital stock. As of June 30, 2007, our ownership of PIP amounts to 93.27%, following a financing in October 2004 in which Milo increased its ownership of PIP.

As consideration for the PIP capital stock, Heritage issued to Milo a total of 13,741,667 shares of its common stock. After the closing of the acquisition, Milo had direct and beneficial ownership and control of approximately 85% of the outstanding common stock of the Company. The common stock was issued to Milo in a private placement without registration under the Securities Act of 1933, as amended (the “Securities Act.”).

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

STRATEGY

Our strategy in growing our operations consists of the following four-prong approach:

  Expanding the geographical markets, such as the People’s Republic of China, for which we are expecting the sale authorization of our products.

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

In December 2003, we received CE Mark (“Conformite Europeene”) approval from the European Union certifying that our titanium-coated breast implants met the applicable health, safety, and environmental requirements. In August 2004, this CE mark was suspended because no clinical study was available for this product. In November 2006, we started a clinical study in Australia with our Australian distributor. In August 2008, an intermediary has been sent to the TGA and accepted. We expect to obtain the CE mark when the study ends in 2010.

In March 2004, concurrent with an amended distribution agreement, we issued to Medicor Ltd., a distributor of the Company’s products, a revolving promissory note for certain sums to come due to Medicor Ltd. based on Medicor Ltd.’s and our affiliate manufacturer’s administration of product replacement claims. The note bears interest at a rate of 6.75% per annum. The principal amount under the note as of June 30, 2008 was $0. Medicor Ltd. is presently in Chapter 11 bankruptcy proceedings. During August 2007, Medicor Ltd. claimed that we owe $4.8 million under the promissory note. We dispute that we presently owe the distributor the $4.8 million claimed to be due under the amended distribution agreement and have sought substantiation for such amount by requesting information from Medicor Ltd. To date, Medicor Ltd. has not provided the information requested. We have notified Medicor Ltd. that it is in default under the amended distribution agreement, and we terminated such agreement in May 2007.

Based on the review of certain information supplied by an agent for Medicor Ltd., we believe that Medicor Lrd. did not comply with its obligations under the amended distribution agreement. As a result of Medicor Ltd.’s breach of its obligations to us, we believe that the Company has incurred significant damages in excess of $4.8 million claimed to be due to Medicor Ltd. because of Medicor Ltd.’s breach of its obligations under the amended distribution agreement. In November 2007, we filed with the bankruptcy court a proof of claim in excess of $28.7 million against Medicor Ltd. We provided for a provision for such claims aggregating $1.7 million at June 30, 2008, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

MANUFACTURING

We are an "ISO9001-2000" company. The International Organization of Standardization (“ISO”) created this designation to award to organizations that design, develop, produce, install, and service products in accordance with ISO quality control standards. Outside the U.S., ISO9001 is the international standard for quality assurance and quality design requiring those entities that seek such award to satisfy twenty sets of quality system criteria.

We are also certified as an ISO 13485 manufacturer. ISO 13485 standards are analogous to ISO 9001 quality control standards but apply to manufacturing. All PIP products are CE Mark labeled and certified, which allows them to be sold in the European Community. Manufacturing is performed in accordance with the FDA's Good Manufacturing Practices and the equivalent French standard, regulated by the French Health Product Safety Agency (“AFSSAPS”), which is known as "BFP." We are registered with ANVAR, a French agency that, based under certain criteria, provides funding for those registered on terms that can be substantially more favorable than those available in the marketplace.

Our pre-filled implants are manufactured by methods that are proprietary to us, including, in the case of gel-filled implants, a French patent. We also hold a U.S. and a European Community patent on certain of our breast implants.

COMPETITION AND MARKET

Our major international competitors are two U.S. based public companies, Mentor Corp. and Allergan, Inc. Based on publicly available sales figures, these two companies rank first and second, respectively, in global sales of breast implants. Mentor and Allergan currently control the U.S. market, which represents the majority of the global market. We are currently ranked first in implant sales in Colombia, second in Spain, Great Britain and Venezuela, and third in France. We also compete internationally with Silimed, Eurosilicone, Nagor, Laboratories Sebbin and LPI. To our knowledge, these companies tend to focus their sales efforts on their own respective regional or local markets, rather than national or international markets. We presently do not market our products in the United States.

Management believes that the principal factors permitting PIP products to compete effectively are:

  pricing;

  high-quality manufacturing;

  product design and product consistency;

  knowledge of and sensitivity to market demands;

  regulatory and marketing knowledge of local markets through the selection of national and regional distributors;

  surgeons' familiarity with PIP's products and its brand names; and

  our ability to identify and develop products embodying new technologies.

DISTRIBUTION

We sell our products directly and indirectly through independent distributors and sales representatives to surgeons and clinics in 46 countries. The Company also employs telemarketing, which is designed to increase sales through follow-up on leads, and the distribution of product information to potential customers. The Company supplements its other marketing efforts with appearances at trade shows, advertisements in trade journals, sales brochures, and national media. In addition, the Company sponsors symposia and educational programs to familiarize surgeons with the techniques and methods of using the Company's products.

One of our major customers accounted for 17% of our revenues during 2008, and two of our customers accounted for 14% and 12% of our revenues during 2007.

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

During fiscal years 2008 and 2007, the Company incurred research and development expenses of approximately $1.1 million and $1.3 million, respectively. We own three patents. We hold one patent in France for certain of our manufacturing processes associated with the gel-filled implants, as well as one European Community patent, and one U.S. patent for breast implants design. The French and European patents are valid for 20 years while the U.S. patent is valid for 15 years.

EMPLOYEES AND HEALTH AND SAFETY/ENVIRONMENTAL REGULATIONS.

As of June 30, 2008, the Company had 122 total and full-time employees in active service. We consider our relations with our employees to be satisfactory.

We recognize the importance of being environmentally responsible and the need to provide a safe and healthy workplace for our employees by complying with all applicable laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees' health and safety. We do not expect to make any significant capital expenditures to comply with environmental, health, or safety regulations in fiscal 2009. We believe that our current systems and processes are adequate for our current needs and for the foreseeable future.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock

Certain risk factors which may impact our business, results of operations and financial condition

IF WE ARE UNABLE TO AVOID SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS, WE MAY BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

We conduct our product development, manufacturing, marketing, service and support activities with regard for the consequences to patients. As with any body support manufacturer, however, we are often exposed to product liability claims and product recalls, some of which may have a negative impact on our business. To incur the substantial costs and expenses as a result of such claims and recalls, we maintain product liability insurance policies that collectively carry a policy limit of $1 million worldwide except in the United States and Canada and reserves that amounted to $2.3 million at June 30, 2008. At present, we have no third-party liability insurance in the U.S. and Canada and no risk-shifting liability insurance to protect us from the costs of claims for damages due to the use or recall of our products under certain circumstances and for specific amounts. If a product liability claim or class action suit is brought against us for uninsured liabilities in excess of our insurance coverage and reserves, our business will likely suffer. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing or design deficiencies, labeling errors, or other safety or regulatory reasons. This recall of products may expose us to additional product liability claims.

IF WE ARE UNABLE TO INCREASE OUR REVENUES OR FIND ADEQUATE SOURCE OF FINANCING FOR OUR OPERATIONS, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $5 million during fiscal 2008. In addition, the Company has two convertible promissory notes in the aggregate principal amount of $4 million maturing within one year and a judgment has been entered against the company for $2.3 million. The Company will attempt to settle the dispute with the party who has entered the judgment, but there can be no assurances that a settlement will be achieved. These conditions raise substantial doubt about its ability to continue as a going concern. In October 2008, we expect to issue 750,000 shares of common stock to satisfy our obligations under these convertible debentures issued to Eurofortune.

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

THE SUCCESS OF OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE SALES OF BREAST IMPLANTS.

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

  lack of efficacy during the clinical trials;

  unforeseen safety issues;

  slower than expected patient recruitment for clinical trials;

  inability to follow patients after treatment in clinical trials;

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others. On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants. This new guidance has additional requirements from the FDA's prior guidance dated February 2003. We intend to complete our application to the FDA for the pre-market approval of our saline-filled implants for breast augmentation, reconstruction and revision during fiscal 2008 using this new guidance. Any additional changes in FDA guidance may further delay or may otherwise adversely affect our application or our review or approval by the FDA. A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines and competitive position. If our competitors gain regulatory approvals before us in the U.S. or in any other geographical locations, our revenues, income from operations and cash flows from operations, may not grow as anticipated and may even decline.

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

IF WE FAIL TO PREVAIL IN A CLAIM THAT WE OWE OUR FORMER U.S. DISTRIBUTOR MORE THAN $1.5 MILLION, IT MAY ADVERSELY IMPAIR OUR FINANCIAL POSITION, NET INCOME AND CASH FLOWS.

We are disputing an unsubstantiated claim that we owe Medicor Ltd., our former Distributor in the US, more than $4.8 million. We have recorded an amount due to Medicor Ltd. of $1.5 million. While we believe that this claim is without merit, we cannot assure you that we will prevail if this matter is arbitrated. If we fail to prevail in this matter, we could owe an additional $3.1 million to Medicor Ltd. and it may adversely impact our financial position, net income and cash flows. On June 29, 2007, Medicor Ltd., together with seven of its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR CERTAIN PRODUCTS AND RAW MATERIALS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE MANY OF OUR PRODUCTS.

We currently rely on a single supplier for titanium-based coating for our products, used primarily in the manufacturing of breast implants. We rely on this supplier to provide us with such coating on our products. Our agreement terminates in March 2009. If we cannot maintain the relationship with this supplier, we may have to discontinue the manufacturing of certain products. Furthermore, we would have to substitute the raw materials currently utilized with alternative raw materials which may be of lesser quality and provided at higher cost to us. The termination of this relationship or any disruption in the supply of these materials could have a material adverse effect on our revenues, income from operations and cash flows from operations.

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

We conduct all our marketing, manufacturing, and research and development outside of the U.S. More than 83% of our sales are derived from international operations outside of France, where our main operations are conducted. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand. Furthermore, all our operating activities are located outside of the U.S. Therefore, substantially all of our operating expenses are denominated in currencies other than the U.S. dollar. We cannot guarantee that we will not experience unfavorable currency fluctuation effects in future periods, which could have an adverse effect on our operating results. Our operations and financial results also may be significantly affected by other international factors, including:

  foreign government regulation of body support products;

  product liability, intellectual property and other claims;

  new export license requirements;

  political or economic instability in our target markets;

  trade restrictions;

  changes in tax laws and tariffs;

  inadequate protection of intellectual property rights in some countries;

  managing foreign distributors and staffing;

  managing foreign subsidiaries; and

  competition.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND OUR TRADING VOLUME HAS HISTORICALLY BEEN LOWER THAN THAT OF MOST PUBLICLY-TRADED COMPANIES.

Historically, the market price of our common stock has from time to time experienced price fluctuations, some of which are unrelated to our operating performance and beyond our control. These factors include:

  availability of shares offered for sale;

  quarter-to-quarter variations in our operating results;

  the results of testing, technological innovations, or new commercial products by us or our competitors;

  governmental actions, regulations, rules, and orders;

  general conditions in the healthcare, medical device, or plastic surgery industries;

  changes in earnings estimates by securities analysts;

  developments and litigation concerning patents or other intellectual property rights;

  litigation or public concern about the safety of our products; and

  general economic factors, such as foreign exchanges rates.

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

OUR REPORTED EARNINGS PER SHARE MAY BE MORE VOLATILE BECAUSE OF THE CONTINGENT CONVERSION PROVISION OF OUR DEBENTURES.

Holders of our 1% and 10% convertible debentures are entitled to convert the notes into our common stock during any fiscal quarter prior to October 9, 2008 and March 25, 2009, respectively. In addition, certain holders are entitled to anti-dilution protection. Until the notes are converted, the shares underlying the notes are not included in the calculation of our basic or diluted earnings per share. Should a conversion contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation. Additionally, the per share conversion price for the convertible debentures are based on the lesser of a fixed price percentage of the average of our lowest closing prices for certain periods. Thus, volatility, low volume of trades and lower stock prices could cause further dilution to our existing and future shareholders. In October 2008, we expect to issue 750,000 shares of its common stock to satisfy our obligations under these convertible debentures.

IF WE DETERMINE THAT ANY OF OUR GOODWILL OR INTANGIBLE ASSETS IS IMPAIRED, WE WOULD BE REQUIRED TO RECORD A CHARGE TO EARNINGS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We have a significant amount of goodwill and other intangible assets, primarily as a result of the acquisition of our Spain operations. In July 2001, we adopted SFAS No. 141, Business Combinations, and in January 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we no longer amortize goodwill and intangible assets that are deemed to have indefinite lives. We periodically evaluate our intangible assets, for impairment. As of June 30, 2008, we had approximately $1.4 million of goodwill. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our headquarters, offices and manufacturing facilities in la Seyne-sur-Mer in southern France. This facility is approximately 33,000 square feet. We rent such facilities from a real estate holding company in which we hold an interest of 38.05% . Milo Finance, S.A. holds an interest of approximately 46% in the real estate holding company. The rental expense associated with the French facilities amounted to approximately $531,000 and $468,000 during 2008 and 2007, respectively.

We also have office facilities of approximately 4,000 square feet in San Sebastian, Spain, which we rent from an unaffiliated entity pursuant to a short-term lease. These office facilities are used for our marketing and distribution activities in Spain and Latin America. The rental expense associated with the Spain facilities amounted to approximately $12,000 and $10,000 during 2008 and 2007.

We believe that such facilities are adequate for our current activities and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Each of the following are legal proceedings that have been filed against the Company:

Kwartin Lawsuits

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. (“PIP”), III Acquisition Corp. d/b/a PIP .America, PIP/USA, Inc., Jean-Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP .America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court’s Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys’ fees is pending in the trial court, as is a motion to disqualify the Plaintiffs’ counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 03-22537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only. On December 22, 2005 four of the five lawsuits were consolidated for pre-trial purposes.

They are cases No.: 00-14665-CA-31, 03-15006-CA-31, 03-22399-CA-31 and 03-22537-CA-31, of those four cases three were transferred to the Complex Business Litigation Section 40 by Order dated December 29, 2006. The cases transferred were cases No.: 03-15006-CA-31, 03-22399-CA-31 and 0322537-CA-31.. A case Management Order was entered on March 20, 2007, which ordered the case to be tried by January 2009.

Rondoni et al v. PIP et al

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. On July 31, 2007, a Fourth Amended Complaint was filed by twelve women with Mary Rondoni as the lead plaintiff. The plaintiffs are no longer seeking class action status. PIP has denied all material allegations. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. The lawsuit no longer seeks class action status. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is on-going. No trial date has been scheduled.

United Kingdom Lawsuits

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak.

In December 2006, the Company was sued in the London High Court by Ms Allison Allvey under the “The Consumer Protection Act” of the United Kingdom. The plaintiff alleged that the envelope surrounding her implants, obtained by her surgeon from PIP France, SA, was not resistant enough.

On July 31, 2008, the Company was notified that certain court orders from the Higher Court of Justice: London and the Nottingham County Court, respectively, in the matters of Allison Allvey v. PIP and Martignetti & Others v. PIP, required PIP to pay an aggregate of $2.3 million in damages to the plaintiffs and attorneys.

Any amount unpaid bears interest at 8% per annum.

On May 19, 2008, the Plaintiffs obtained a court order before the Superior Court of Toulon to enforce the payment upon PIP, including seizing the assets of PIP, if necessary. This was served to the Company on July 31, 2008. The Company filed a motion to dismiss this court order on September 2, 2008. A mediator will be appointed by the court and the Company will have approximately four months, or until December 2008 to either negotiate a settlement with the plaintiffs and attorneys or to pay. The Company does not have the financial resources to pay the plaintiffs and attorneys by December 2008 and will seek to negotiate an extension of the payment terms and/or a reduction of the obligations payable to the plaintiffs and attorneys.

Nancy Ewert et al v. PIP

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. PIP has responded to the complaint and asserted defenses. No trial has been set and discovery is active and ongoing.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP. America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S. A., and Jean-Claude Mas, personally, from all claims, including those asserted above. The Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $2.3 million on June 30, 2008 in connection with these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the Financial Industry Regulation Authority. Our shares are listed under the symbol "HWWI."

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended June 30, 2008	High	Low

First Quarter	0.50	0.35
Second Quarter	0.50	0.25
Third Quarter	0.49	0.25
Fourth Quarter	0.49	0.13

Year Ended June 30, 2007	High	Low

First Quarter	1.50	0.30
Second Quarter	1.40	0.45
Third Quarter	1.95	0.53
Fourth Quarter	1.03	0.40

At September 29, 2008, there were 17,410,299 shares of our common stock issued and outstanding and 740,000 options issued or outstanding. There are 76 shareholders of record at September 29, 2008. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

ITEM 6. SELECT FINANCIAL DATA

N/A

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are in the process of developing new products. We are introducing a new product line of breast implants which is based on titanium coating through a clinical study in Australia. The study only concerns Australia, not Europe. We will continue to invest in research and development to enhance and introduce new and existing products. To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long-term debt.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 3 to our consolidated financial statements included in this Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the third quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Prior to the adoption of SFAS No. 123R, the Company did not recognize any tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, because no options have ever been exercised. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows.

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

Goodwill. At June 30, 2008, we had approximately $1.4 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There were no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Deferred Tax Assets. We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At June 30, 2008, the Company has no net deferred tax assets. SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income, gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. We determined that a valuation allowance of approximately $4,075,000 relating to foreign tax net operating loss carryovers was necessary to reduce our deferred tax assets to the amount that will more likely than not be realized. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes. In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realization of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Product replacements. We provide a product replacement program on our products. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company’s reported expenses and results of operations.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

			Increase/	Increase/
	For the year ended		(Decrease)	(Decrease)
	June 30,		2008 vs 2007	2008 vs 2007
	2008	2007	$	%
Revenues	$17,404,371	$15,416,133	$1,988,238	12.9%
Cost of revenues	8,261,740	7,382,750	878,990	11.9%
Gross margin	9,142,631	8,033,383	1,109,248	13.8%
Operating expenses:
Selling, general and administrative	12,871,153	8,453,885	4,417,268	52.3%
Research and development	1,076,321	1,264,044	(187,723)	-14.9%
Total operating expenses	13,947,474	9,717,929	4,229,545	43.5%
Loss before other expenses and
Operating (loss) income	(4,804,843)	(1,684,546)	(3,120,297)	185.2%
Other expenses:
Gain in equity investment	65,516	48,979	16,537	33.8%
Interest expense	(626,629)	(603,861)	(22,768)	3.8%
Total other expenses	(561,113)	(554,882)	(6,231)	1.1%
(Loss) income before minority interest	(5,365,956)	(2,239,428)	(3,126,528)	NM
Minority interest	299,566	72,777	226,789	311.6%
Net (loss) income	$(5,066,390)	$(2,166,651)	$(2,899,739)	NM
NM: not meaningful

Year Ended June 30, 2008 Compared with Year Ended June 30, 2007

Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The increase in revenues is primarily attributable to increased volume of breast implants sold to existing distributors offset by a decrease in the average price of breast implants.

Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The increase in cost of revenues in fiscal 2008 is primarily attributable to an increase in volume of product sold.

Gross Profit

The increase in gross profit in fiscal 2008 when compared to fiscal 2007 is primarily attributable to an decrease in the provision for obsolescence of the inventory of approximately $143,000 in fiscal 2008.

Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products, general and administrative staff used to support our operations, as well as facilities-related expenses, professional fees and provision for bad debts. The increase in selling, general and administrative expenses during fiscal 2008 when compared to the prior year is primarily attributable to the following factors:

  Increased provisions related to legal proceedings in the United Kingdom during fiscal 2008 which amounted to approximately $2.3 million.

  Increased sales and marketing expenses associated with the development of new distribution channels outside of France.

  Higher local currency rate. A substantial portion of our sales, general, and administrative expenses are incurred in Euros, which appreciated by approximately 16% during the fiscal 2008 when compared to fiscal 2007.

Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses in fiscal 2008 when compared to fiscal 2007 is primarily due to a decrease in salaries and related benefits due to lower numbers of personnel dedicated to the development and expansion of product offerings.

Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. Interest expense in fiscal 2008 is at levels comparable to those incurred during fiscal 2007.

Liquidity and Capital Resources

At June 30, 2008, our cash amounted to approximately $275,000 and our working deficit amounted to approximately $3,380,000.

During fiscal 2008, we provided approximately $306,000 in cash flows from operating activities. Our cash provided by operating activities was comprised of our net loss of approximately $5 million adjusted for the following:

  debt discount of approximately $443,000;

  depreciation and amortization of approximately $783,000;

  fair value of options of approximately $93,000;

  increased provision for doubtful accounts of approximately $701,000; and

  increased provision for returns of approximately $108,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

  Decrease in accounts receivable of approximately $1,647,000 due to larger collection efforts implemented in the second quarter of fiscal 2008; and

  Increase in inventory of approximately $207,000 to meet the anticipated increase in demand of our products;

  Increase in prepaid assets and other current assets of $308,000, resulting from increased research tax credit receivable;

  Increase in accounts payable and accrued expenses of approximately $2,134,000 due to higher provisions resulting from adverse adjustments from U.K. litigations.;

During fiscal 2008, we purchased property and equipment of approximately $377,000.

During fiscal 2008, we financed our operations, investing activities and the principal repayment of long-term debt of $230,000 and capitalized lease obligations of $293,000 by securing financing of approximately $744,000 in long-term debt and by increasing the use our lines of credit by $approximately $109,000.

At June 30, 2007, our cash amounted to approximately $200,000 and our working capital amounted to approximately $4,060,000.

During fiscal 2007, we used approximately $693,000 in cash flows from operating activities. Our cash provided by operating activities was comprised of our net loss of approximately $2.2 million adjusted for the following:

  debt discount of approximately $481,000;

  depreciation and amortization of approximately $870,000;

  fair value of options of approximately $375,000;

  decreased provision for doubtful accounts of approximately $219,000; and

  increased provision for returns of approximately $404,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

  Increase in accounts receivable of approximately $77,000 due to increased revenues; and

  Increase in inventory of approximately $672,000 to meet the anticipated increase in demand of our products;

  Increase in prepaid assets and other current assets of $2,014, resulting from increased research tax credit receivable

  Increase in accounts payable and accrued expenses of approximately $349,000 due to higher level of expense commensurate with our increased revenues;

During fiscal 2007, we purchased property and equipment of approximately $551,000.

During fiscal 2007, we financed our operations, investing activities and the principal repayment of long-term debt of $276,000 and capitalized lease obligations of $228,000 by securing financing of approximately $109,000 in long-term debt and by increasing the use our lines of credit by $approximately $1,006,000.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $5 million during fiscal 2008. Furthermore, we have two convertible promissory notes amounting to $4,000,000 maturing within one year. One of the note holders has indicated that they are not going to convert their promissory note of $3,000,000 into shares of the Company’s stock. Such promissory note matures in March 2009. These conditions raise substantial doubt about its ability to continue as a going concern. In October 2008, we expect to issue 750,000 shares of common stock to satisfy our obligations under convertible debentures amounting to $1,000,000.

As a result, our current operations are not an adequate source of cash to fund future operations and we do not have sufficient unused lines of credit to repay the convertible promissory notes. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to increase our revenues and provide for our capital requirements through our lines of credit, however, we have no firm commitments from any third party to provide such revenues or this financing and we cannot assure you we will be successful in obtaining such commitments as needed. We will attempt to secure financing which would satisfy our obligations under the convertible promissory notes and, to a lesser extend, satisfy our obligations related to our obligations. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

New Accounting Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements

Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

Response to this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below shows certain information about each of our directors and executive officers:

Name	Age	Position

Jean-Claude Mas	68	Chief Executive Officer, Chairman of
		the Board of Directors

Claude Couty	56	Director, Chief Financial Officer and
		General Manager

Under the Company’s By-Laws, each director of the Company is elected at the annual meeting of stockholders and serves until his or her successor is duly elected and qualified. Each executive officer is elected or appointed by the directors and serves at the discretion of the Board of Directors.

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

Committees

We do not have an audit committee or a compensation committee. Neither of our directors qualifies as an “audit committee financial expert.” We intend to form such committees once we have selected directors who shall meet the independence requirements and audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations. We are developing the criteria we will use in identifying, attracting, and retaining such directors. We are unable to determine when and if we will complete the recruiting of new directors during fiscal year 2009.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics was attached as an exhibit to the Company’s Form 10-K for the fiscal year ended June 30, 2004. If the Company grants any waiver from a provision of this Code, the Company will disclose the nature of such waiver in a Current Report on Form 8-K.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge and based on our review of the various filings made by directors, executive officers and 10% or greater shareholders of the Company, all persons required to file Section 16(a) reports during fiscal year 2008 timely filed such reports.

ITEM 11. EXECUTIVE COMPENSATION -

The following table sets forth in summary form the compensation paid to the Company’s Chief Executive Officer and Chief Financial Officer during our fiscal year ended June 30, 2008. No other executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.

Total
	Fiscal
Name and Principal Position	Year	Salary	Bonus	Total
Jean-Claude Mas,	2008	$359,244	-0-	$359,244
Chairman of the Board	2007	$313,070	-0-	$313,070
and secretary, former
Chief Executive Officer (1)

Claude Couty, Chief	2008	$230,449	-0-	$230,449
Financial Officer and	2007	$213,289	-0-	$213,289
General Manager

Alan Sereyjol-Garros,
Chief Executive Officer (2)	2007	-0-	-0-	-0-

Philippe Koubbis (3)	2008	$ 75,028	$ 91,441	$166,469

Patricia Peysson (3)	2008	$ 88,409	$ 43,531	$131,940

__________________________________
(1)	Mr. Mas became the Chairman, Chief Executive Officer and President in April 2003. Mr Mas resigned as Chief Executive Officer in October 2004 and was replaced by Mr. Sereyjol-Garros.
(2)	Mr. Garros passed away in January, 2007.
(3)	Koubbis and Peysson are sales agents and are not executive officers of the Company.

Executive Employment Agreements

Mr. Mas does not have written employment agreement. Mr. Mas receives compensation from one of our subsidiaries, PIP France, at the discretion of PIP France’s board of directors. Mr. Mas’ compensation is based on several factors, including its efforts in developing new and existing relationships outside of France, among other things.

Mr. Couty’s employment agreement, provides for, among other things, an annual salary of approximately $164,000 and the use of an automobile for business purposes. Upon termination without cause, and except for gross negligence or retirement, Mr. Couty would be entitled to severance payments amounting to 40% of his prior year compensation during. If Mr. Couty is terminated upon a restructuring or a change in control of the Company, Mr. Couty shall receive severance payments that shall not be lower than twelve months of his average compensation if employed between one and two years and 36 months of his average compensation if employed more than two years.

Currently, the Company does not maintain a pension plan, profit sharing or other retirement plan. The Company may adopt one or more of such plans in the future.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS						STOCK AWARDS

Equity
								Equity	Incentive
								Incentive	Plan
								Awards:	Awards
							Market	Plan	Market
						Number	Value	Awards:	or
			Equity			of	of	Number	Payout
			Incentive			Shares	Shares	of	Value of
			Plan			or	or	Unearned	Unearned
	Number of	Number of	Awards:			Units	Units	Shares,	Shares,
	Securities	Securities	Number of			of	of	Units or	Units or
	Underlying	Underlying	Securities			Stock	Stock	Other	Other
	Unexercised	Unexercised	Underlying			That	That	Rights	Rights
	Options	Options	Unexercised	Option		Have	Have	that	That
	/warrants	/warrants	Unearned	Exercise		Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expriation	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jean-Claude Mas	400,000	-0-	-0-	2.20	7/12/14	-0-	-0-	-0-	-0-
Claude Couty	300,000	-0-	-0-	2.20	7/12/14	-0-	-0-	-0-	-0-
Philippe Koubbis	40,000	-0-	-0-	0.45	8/20/10	-0-	-0-	-0-	-0-

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and footnotes sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of September 29, 2008, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) named executive officers and the Named Executive Officer, (iii) the Company’s directors, and (iv) all of the Company’s current directors and executive officers as a group.

Except as otherwise indicated, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares listed in the table. The percentage ownership of each person listed in the table was calculated using the total number of shares outstanding at October 12, 2007.

Name of Beneficial Owner	Number of	Number of Shares	Total Number of	Percent of
	Outstanding	Subject to	Shares	Class
	Shares	Options, Warrants	Beneficially
		or Other Rights	Owned

Milo Finance, S.A. (1)	13,741,667	-	13,741,667	78.9%
MediCor Ltd. (2)	1,212,500	-	1,212,500	7.0%
Jean-Claude Mas (3)	13,741,667	400,000	14,141,667	79.4%
Claude Couty	-	300,000	300,000	1.7%
All directors and executive	14,954,167	700,000	15,654167	88.1%
officers as a group (2 persons)
* Less than 1%.

(1)	Based on the Schedule 13D filed with the Securities and Exchange Commission on March 11, 2003. The address of Milo Finance, S.A. is 10B, Rue des Mérovingiens, L-8070 Bertrange, Luxembourg.
(2)	Based on the Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. The address of MediCor Ltd. is 4560 S. Decatur Blvd., Suite 300, Las Vegas, Nevada 89103.
(3)	M. Mas is the sole beneficial owner of Milo Finance S.A. and has sole voting and dispositive power over the shares of common stock held by Milo Finance, S.A.

EQUITY COMPENSATION PLAN INFORMATION

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the “2004 Plan”). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

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

Equity Compensation Plan Information
Heritage Worldwide Inc.			Number of securities remaining
2004 Stock Option Plan	Number of securities	Weighted-average	available for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plans (excluding securities
options, warrants, and
	rights	warrants, and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	-	-	-
Equity compensation plans not
approved by security holders	740,000	$2.11	1,260,000
Total	740,000	$2.11	1,260,000

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We lease our headquarters, offices, and manufacturing facility from a real estate holding company, SCI Lucas, in which we hold an interest of 38.05% pursuant to the lease agreement. Milo Finance, S.A. holds an interest of approximately 46% in SCI Lucas. Each lease expires in November 2009. The leases are renewable automatically unless we cancel the leases six months prior to the renewal date. We paid rent and incurred rental expense to SCI Lucas of approximately $531,000 and $468,000 during fiscal 2008 and 2007, respectively.

Director Independence

The Board of Directors has determined that none of the current Directors is “independent” as such term is defined by the applicable listing standards of The NASDAQ Stock Market, LLC. The Board of Directors based this determination primarily on a review of employment, affiliations and family and other relationships.

ITEM 14.           PRINCIPAL ACCOUNTANT AND SERVICES

The firm Sherb & Co., independent auditor, has audited our financial statements for the years ended June 30, 2007 and 2008. The Board of Directors has appointed Sherb & Co. to serve as our independent auditors since 2004 and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2007 and 2008.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2007 and 2008.

	2008	2007
Audit Fees (1)	$114,500	$137,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	1,205	1,335

Total	$103,835	$138,335

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval of Non-Audit Services

The Company does not currently have an audit committee in place and thus, management must obtain the specific prior approval of the Board of Directors for each engagement of the independent auditor to perform any non-audit services that exceed any pre-approved amounts determined by the Board of Directors. The Board of Directors approved all non-audit services by the Company’s independent auditor.

ITEM 15. EXHIBITS

(a)(1) Financial Statements and Financial Statement Schedule.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Heritage Productions, Inc.
and Heritage Worldwide, Inc. dated May 18, 2001. Filed with the SEC as
Exhibit C to the Company’s Definitive Information Statement on Schedule
14C on June 21, 2001 and incorporated herein by reference.
2.2	Acquisition Agreement between Heritage Worldwide, Inc., Poly Implants
Protheses, S.A. and Milo Finance, S.A. dated February 28, 2003. Filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K
on March 13, 2003 and incorporated herein by reference.
2.3	Agreement and Plan of Merger dated as of October 9, 2003 between
Heritage Worldwide, Inc., PIP Acquisition II, Inc. and OS MXM, Inc.
Filed with the SEC as Exhibit 2.3 to the Company’s Annual Report on
Form 10-K on November 12, 2003 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company. Filed with the SEC as Exhibit
A to the Company’s Definitive Information Statement on Schedule 14C on
June 21, 2001 and incorporated herein by reference.
3.2	By-Laws of the Company, as amended. Filed with the SEC as Exhibit B to the Company’s Definitive Information Statement on Schedule 14C on June
21, 2001 and incorporated herein by reference.
10.1	Stockholders' Agreement dated March 1, 2003 between Heritage
Worldwide, Inc., GEM Global Yield Fund, certain restricted stockholders and Milo Finance, S.A. Filed with the SEC as Exhibit 10.1 to the
Company’s Current Report on Form 8-K on March 13, 2003 and
incorporated herein by reference.
10.2	Registration Rights Agreement dated March 1, 2003 Heritage Worldwide,
Inc. and GEM Global Yield Fund. Filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 13, 2003 and
incorporated herein by reference.
10.3	Form of Advisor Warrants dated March 1, 2003. Filed with the SEC as
Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 13,
2003 and incorporated herein by reference.
10.4	Warrant Escrow Agreement dated March 1, 2003 between GEM Global
Yield Fund, Heritage Worldwide, Inc., Milo Finance, S.A. and Morrison
Cohen Singer & Weinstein, LLP. Filed with the SEC as Exhibit 10.3 to the
Company’s Current Report on Form 8-K on March 13, 2003 and
incorporated herein by reference.
10.5	Restricted Stock Escrow Agreement dated March 1, 2003 between GEM
Global Yield Fund, Heritage Worldwide, Inc., Milo Finance, S.A. and
Kaplan Gottbetter & Levenson, LLP. Filed with the SEC as Exhibit 10.5 to the Company’s Current Report on Form 8-K on March 13, 2003 and
incorporated herein by reference.
10.6	Convertible Debenture Purchase Agreement dated October 9, 2003 between OS MXM, Inc. and the purchasers named therein. Filed with the
SEC as Exhibit 10.6 to the Company’s Annual Report on Form 10-K on
November 12, 2003 and incorporated herein by reference.
10.7	Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $498,750. Filed with the SEC as Exhibit 10.7 to the Company’s
Annual Report on Form 10-K on November 12, 2003 and incorporated herein by reference.
10.8	Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $1,250. Filed with the SEC as Exhibit 10.8 to the Company’s
Annual Report on Form 10-K on November 12, 2003 and incorporated herein by reference.
10.9	Convertible Debenture issued to HEM Mutual Assurance, LLC in principal amount of $500,000. Filed with the SEC as Exhibit 10.9 to the Company’s
Annual Report on Form 10-K on November 12, 2003 and incorporated herein by reference.
10.10	Senior Convertible Debenture Purchase Agreement dated March 26, 2004 between Heritage Worldwide, Inc. and the purchasers named therein. Filed with the SEC as Exhibit 10.3 to the Company’s Quarterly Report on Form
10-QSB on May 28, 2004 and incorporated herein by reference.
10.11	Senior Convertible Debenture issued to Armadillo Investments, Plc. in principal amount of $3,000,000. Filed with the SEC as Exhibit 10.4 to the
Company’s Quarterly Report on Form 10-QSB on May 28, 2004 and
incorporated herein by reference.

10.12	Registration Rights Agreement dated March 26, 2004 between Heritage
Worldwide, Inc. and Armadillo Investments, Plc. Filed with the SEC as
Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB on May
28, 2004 and incorporated herein by reference.
10.13	Amended and Restated Non-Exclusive Distribution Agreement dated
March 30, 2004 between Poly Implants Protheses, S.A. and III Acquisition
Corp. Filed with the SEC as Exhibit 10.13 to the Company’s Annual
Report on Form 10-K for the fiscal year ending June 30, 2004 and incorporated herein by reference.
10.14 *	6.75% Revolving Promissory Note dated March 30, 2004 between Poly
Implants Protheses, S.A. and III Acquisition Corp. Filed with the SEC as
Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2004 and incorporated herein by reference.
10.15 **	Employment Contract dated October 2, 2003 between Poly Implants
Protheses, S.A. and Mr. Claude Couty. Filed with the SEC as Exhibit
10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2004 and incorporated herein by reference.
10.16**	Heritage Worldwide, Inc. 2004 Stock Option Plan
14	Code of Business Conduct and Ethics. . Filed with the SEC as Exhibit
10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2004 and incorporated herein by reference
21	List of Subsidiaries. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certifications pursuant to 18 U.S.C. Section 1350. Filed herewith.

*

Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

**	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 2008.

HERITAGE WORLDWIDE, INC. By: /s/ Jean-Claude Mas Name: Jean-Claude Mas Title: Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jean Claude Mas	Chief Executive Officer and Chairman	September 29, 2008
Jean Claude Mas	of the Board
(principal executive officer)

/s/ Claude Couty	Director, Chief Financial Officer and	September 29, 2008
Claude Couty	General Manager
(principal financial and accounting
officer)

HERITAGE WORLDWIDE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Stockholders' Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7-F-23

To the Stockholders and Board of Directors Heritage Worldwide Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Worldwide, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

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

/s/ Sherb & Co., LLP Sherb & Co., LLP

New York, New York
September 19, 2008

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2008	2007

Current Assets:
Cash	$274,537	$200,058
Accounts receivable, net of allowance for doubtful accounts of $995,289 and $274,216 at June 30, 2008 and 2007, respectively and allowance for product returns
of $779,249 and $594,614 at June 30, 2008 and 2007, respectively	6,337,562	7,405,965
Inventories, net of allowance for obsolescence of $760,232 and $531,040
at June 30, 2008 and 2007, respectively.	5,026,719	4,237,549
Prepaid expenses and other current assets	1,144,487	813,456

Total current assets	12,783,305	12,657,028

Property and equipment, net of accumulated depreciation of $5,299,479 and $3,879,590
at June 30, 2008 and 2007, respectively	2,036,642	1,898,382
Goodwill	1,380,778	1,178,368
Investment in SCI Lucas	826,421	673,176
Other assets	165,742	114,151

Total assets	$17,192,888	$16,521,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Lines of credit	$2,424,627	$2,158,274
Accounts payable and accrued expenses	9,014,825	5,779,808
Current portion of capitalized lease obligations	278,379	217,640
Current portion of long term debt	429,215	288,984
Convertible debentures, net of discount of $320,368 and $694,954
at June 30, 2008 and 2007, respectively	2,679,632	-
Convertible debentures and related accrued interest payable, net of discount
of $4,547 and $73,456-related party at June 30, 2008 and 2007, respectively	1,041,521	-
Reserve for product replacements	294,187	152,673

Total current liabilities	16,162,386	8,597,379

Convertible debentures, net of discount of $320,368 and $694,954
at June 30, 2008 and 2007, respectively	-	2,305,046
Convertible debentures and related accrued interest payable, net of discount
of $4,547 and $73,456-related party at June 30, 2008 and 2007, respectively	-	962,585
Capitalized lease obligations, net of current portion	304,832	347,131
Long term debt, net of current portion	988,276	498,789

Total liabilities	17,455,494	12,710,930

Minority interest	569,913	869,479

Stockholders' Equity (Deficit):
Common stock; $.001 par value, 50,000,000 shares authorized,
18,160,299 issued and 17,410,299 outstanding at June 30, 2008 and 2007	17,411	17,411
Additional paid-in capital	6,277,883	6,185,235
Accumulated other comprehensive income	3,698,820	2,498,293
Accumulated deficit	(10,826,633)	(5,760,243)

Total stockholders’ equity (deficit)	(832,519)	2,940,696

Total liabilities and stockholders’ equity (deficit)	$17,192,888	$16,521,105

See Notes to Consolidated Financial Statements.
F-3

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	June 30,
	2008	2007

Revenues	$17,404,371	$15,416,133
Cost of revenues	8,261,740	7,382,750
Gross profit	9,142,631	8,033,383
Operating expenses:
Selling, general and administrative	12,871,153	8,453,885
Research and development	1,076,321	1,264,044
Total operating expenses	13,947,474	9,717,929

Operating loss	(4,804,843)	(1,684,546)
Other income (expenses):
Gain in equity investment	65,516	48,979
Interest expense	(626,629)	(603,861)
Total other income (expenses)	(561,113)	(554,882)

Loss before minority interest	(5,365,956)	(2,239,428)
Minority interest	299,566	72,777
Net loss	(5,066,390)	(2,166,651)
Other comprehensive income, net of taxes
Foreign currency translation adjustment	1,200,527	666,312
Comprehensive loss	$(3,865,863)	$(1,500,339)
Basic net loss per common share	$(0.29)	$(0.12)
Basic weighted average common
shares outstanding	17,410,299	17,410,299
Diluted net loss per share	$(0.29)	$(0.12)
Diluted weighted average common
shares outstanding	17,410,299	17,410,299

See Notes to Consolidated Financial Statements.
F-4

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

				Accumulated
			Additional	Other
		Common	Paid-In	Comprehensive	Accumulated
	Shares	Stock	Capital	Income	Deficit	Total
Balance at July 1, 2006	17,410,299	$17,411	$5,810,568	$1,831,981	$(3,593,592)	$4,066,368

Fair value of options issued	-	-	374,667	-	-	374,667
Net loss	-	-	-	-	(2,166,651)	(2,166,651)
Foreign currency translation adjustments	-	-	-	666,312	-	666,312
Balance at June 30, 2007	17,410,299	17,411	6,185,235	2,498,293	(5,760,243)	2,940,696

Fair value of options issued	-	-	92,648	-	-	92,648
Net loss	-	-	-	-	(5,066,390)	(5,066,390)
Foreign currency translation adjustments	-	-	-	1,200,527	-	1,200,527
Balance at June 30, 2008	17,410,299	$17,411	$6,277,883	$3,698,820	$(10,826,633)	$(832,519)

See Notes to Consolidated Financial Statements.
F-5

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,066,390)	$(2,166,651)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Interest expense related to debenture discount	443,495	481,293
Depreciation and amortization	783,136	870,147
Fair value of options	92,648	374,667
Provision for doubtful accounts	700,599	(218,867)
Provision for returns	107,513	404,108
Provision for obsolescence- inventory	143,410	542,864
Loss on equity investment	(65,516)	(48,979)
Minority interest	(299,566)	(72,777)
Change in operating assets and liabilities:
Accounts receivable	1,646,958	(76,809)
Inventories	(206,969)	(671,885)
Prepaid expenses and other current assets	(308,297)	2,014
Other assets	71,342	(37,388)
Provision for product replacements	119,841	(430,703)
Accrued interest on convertible debentures	10,027	7,480
Accounts payable and accrued expenses	2,133,639	348,978

Net cash provided by (used in) operating activities	305,870	(692,508)

Cash flows from investing activity:

Purchases of property and equipment	(376,862)	(551,288)

Net cash used in investing activities	(376,862)	(551,288)

Cash flows from financing activities:
(Decrease) increase in lines of credit	(108,575)	1,005,802
Proceeds from long term debt	744,242	109,319
Repayment of long term debt	(230,327)	(275,728)
Repayment of capitalized lease obligations	(292,654)	(228,149)
Decrease in due to related parties	-	73,634

Net cash provided by financing activities	112,686	684,878

Effect of exchange rate changes on cash	32,785	63,467

Increase (decrease) in cash	74,479	(495,451)

Cash, beginning of fiscal year	200,058	695,509

Cash, end of fiscal year	$274,537	$200,058

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$161,919	$97,464

Cash paid during the period for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed with
capitalized lease obligations	$210,958	$-

See Notes to Consolidated Financial Statements.
F-6

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company’s French (“PIP France”), Spanish (“PIP Spain”), and US (“OS”) subsidiaries for the years ended June 30, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

The accompanying consolidated financial statements include the results of operations of SCI Lucas, a real estate holding company, in which the Company holds an interest of 38.05% . SCI Lucas owns the production facility and headquarters in which the Company operates in Southern France. The results of operations of SCI Lucas are accounted for using the equity method of accounting. All material inter-company accounts and transactions between the Company and SCI Lucas have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $5 million during fiscal 2008. Furthermore, the Company have two convertible promissory notes amounting to $4,000,000 maturing within one year. One of the note holders has indicated that they are not going to convert their promissory note of $3,000,000 into shares of the Company’s stock. Such promissory note matures in March 2009. These conditions raise substantial doubt about its ability to continue as a going concern. In October 2008, the Company expects to issue 750,000 shares of common stock to satisfy its obligations under convertible debentures amounting to $1,000,000.

As a result, the Company’s current operations are not an adequate source of cash to fund future operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to increase its revenues and provide for its capital requirements through lines of credit, however, there are no firm commitments from any third party to provide such revenues or financing and the Company cannot assure that it will be successful in obtaining such commitments as needed. Additionally, the Company intend to negotiate with certain creditors to extend the payment terms and/or reduce the amount of its obligations to them. There are no assurances that the Company will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

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

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The allowance for doubtful accounts was approximately $995,000 and $274,000 at June 30, 2008 and 2007, respectively. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. The allowance for product returns was approximately $779,000 and $595,000 at June 30, 2008 and 2007, respectively.

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R) which replaced SFAS No. 123 and superseded Accounting Principles Board, or APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments,” or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123 (R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Foreign currency translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2008, the exchange rate for the Euros (EUR) was $1.58 U.S. for 1.00 EUR.

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s goodwill at June 30, 2008 results from its 2002 acquisition of its Spain subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company’s goodwill at June 30, 2008 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At June 30, 2008, the Company believes that there has been no impairment of its long-lived assets.

Investment

The Company's investment is reported on the equity method of accounting. Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends paid.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 740,000 and 725,000 options outstanding at June 30, 2008 and 2007. Additionally, the Company may have to issue up to 2,220,512 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during fiscal 2008 are antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at June 30, 2008 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at June 30, 2008 based upon terms available for companies under similar arrangements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements

Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Provision for returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its provision for product returns to amount to approximately $779,000 and $595,000 at June 30, 2008 and 2007. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Product Replacements

The Company provides a product replacement program on its products. The Company provides an accrual for the estimated cost of product replacement and product liability claims at the time revenue is recognized. Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated replacement costs, identified product quality issues and are discounted to a current value. Management estimated the amount of potential future product replacement claims based on statistical analysis. Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company’s reported expenses and results of operations.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable. The Company maintains accounts with French financial institutions, which at times exceeds the insured French statutory limit of approximately $150,000. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions. The Company’s accounts receivables are due from surgeons in France and from distributors in all other countries in which it markets its products. The Company does not require collateral to secure its accounts receivables. However, the Company regularly insures a proportion of its accounts receivable through a financial institution.

At June 30, 2008, the financial institution insured approximately $2.9 million of the Company’s accounts receivables. Two of the Company’s customers accounted for approximately 19% and 10% of its gross accounts receivable at June 30, 2007. No other customers accounted for more than 10% of its net accounts receivables at June 30, 2008 and 2007.

Product Concentration Risk

Substantially all of the Company’s revenues derive from the sale of breast implants.

Supplier Concentration Risk

One of the Company’s suppliers procures titanium which is used as coating in certain of the Company’s breast implants. The agreement with this supplier terminates in 2009. The Company cannot guarantee that it will be able to renew such agreement on acceptable terms, or if unable to renew the agreement, that it will secure the procurement of such titanium from other suppliers on similar terms, if at all.

Customers Concentration Risk

One of the Company’s customers accounted for 17% of its revenues during fiscal 2008. Two of the Company’s customers accounted for 14% and 12% of its revenues during fiscal 2007.

Reclassifications

Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2008	June 30, 2007
Finished goods	$4,288,873	$3,060,738
Work-in-process	1,073,942	1,261,310
Raw materials	424,136	446,541
	5,786,951	4,768,589
Provision for obsolescence	(760,232)	(531,040)
	$5,026,719	$4,237,549

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

The Company’s prepaid expenses and other assets at June 30, 2008 and 2007 primarily consist of prepaid value added taxes and research and development credits refundable by the French Government.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consist of the following:

	June 30, 2008	June 30, 2007
Tenant improvements	$143,396	$122,375
Machinery and equipment	6,407,872	5,016,193
Office equipment	301,634	248,275
Transportation equipment	214,752	164,954
Software	268,467	226,175
	7,336,121	5,777,972
Accumulated depreciation	(5,299,479)	(3,879,590)
Property and equipment, net	$2,036,642	$1,898,382

Depreciation expense amounted to approximately $783,000 and $870,000 during 2008 and 2007, respectively.

NOTE 7 - INVESTMENTS

At June 30, 2008, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. Milo Finance, S.A. majority shareholder of the Company also owns 46% of SCI Lucas. The equity in income of the investee amounted to approximately $66,000 and $49,000 during fiscal 2008 and 2007, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date.

The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $531,000 and $468,000 during fiscal 2008 and 2007, respectively.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 8 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $60,000 to $320,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 5.3% to 6.4% per year at June 30, 2008, with due dates between April 2010 and December 2012. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

Long-term debt consists of the following at June 30:

	2008	2007
Notes Payable	$1,354,340	$679,665
ANVAR Advances	63,151	108,108
	1,417,491	787,773
Less: Current Portion	(429,215)	(288,984)
Long term debt, net of current portion	$988,276	$498,789

The aggregate maturities of long-term debt at June 30, 2008 are as follows:

June 30,
2009	$429,215
2010	403,912
2011	276,501
2012	169,719
2013 and thereafter	138,144
$1,417,491

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 9 - CONVERTIBLE DEBENTURES

On October 9, 2003, OSMXM “OS”, Inc., one of the Company’s subsidiaries, entered into a convertible debentures purchase agreement (the "Agreement") with HEM Mutual Assurance, LLC ("HEM") to sell $1,000,000 of 1% convertible debentures due on October 9, 2008. Interest accrues from the date of the transaction and is payable in cash or common stock, at the option of the debenture holder. In the event of default, as defined in the Agreement, interest shall accrue at 15% per annum. The conversion price for one convertible debenture amounting to $498,750 shall be the lesser of (a) $1.25 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $500,000 shall be the lesser of (a) $1.56 or (b) 100% of the average three lowest closing bid prices during the last forty trading days immediately preceding the conversion. The conversion price for one convertible debenture amounting to $1,250 is $0.001. As part of the Agreement, OS is required to maintain a common stock escrow account with 10,000,000 unrestricted, free-trading shares of common stock. As part of the Company's merger with OS on October 9, 2003, the Company assumed all the obligations and responsibilities of the Agreement. In return for issuing the debentures to HEM, the Company received $500,000 in December 2003 and the remaining $500,000 on January 9, 2004.

On September 9, 2005, Eurofortune Holding, S.A. (“Eurofortune”), an entity affiliated with the Company’s former chief executive officer purchased three convertible debentures from HEM. Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company’s common stock held in escrow were returned to the treasury.

The convertible debentures initially issued to HEM contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During fiscal 2007 the amortization of the debt discount amounted to approximately $152,000 and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $46,000 at June 30, 2008. In October 2008, the Company expects to issue 750,000 shares of common stock to satisfy its obligations under these convertible debentures.

In April 2004, the Company sold its Senior Convertible Debenture (the “Debenture”) in the face amount of $3,000,000 to Armadillo Investments, PLC. In consideration for the Debenture, the Company received 1,595,745 ordinary shares of Armadillo Investments. The Company immediately sold these shares for approximately $1,420,000. The Debenture does not bear interest. In the event of default, as defined under the Debenture. The Debenture accrues interest at the rate of 10% per annum. The Debenture matures on March 25, 2009. The Debenture is convertible into our common stock at a conversion price per share of (a) four dollars ($4.00) (the “Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten (10) business days preceding the date of conversion, but in no event less than fifty percent (50%) of the Fixed Conversion Price (the “Floating Conversion Price”).

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 9 - CONVERTIBLE DEBENTURES (continued)

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During fiscal 2008 and 2007, the amortization of the debt discount amounted to approximately $375,000 and $329,000, respectively, and has been included in interest expense in the accompanying financial statements.

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes at June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$2,300,000	$1,820,000
Allowance for product returns and
bad debt	586,000	340,000
Allowance for obsolete inventory	251,000	175,000
Litigation payable	800,000	-
Unrecognized revenues	159,000	315,000
Other	(21,000)	(10,000)
Less valuation allowance	(4,075,000)	(2,640,000)
Total net deferred tax assets:	$-	$-

SFAS No. 109 requires a valuation allowance, if any, to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 4,075,000 at June 30, 2008 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for 2008 and 2007 was approximately $1,435,000 and $434,000 respectively.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 10 – INCOME TAXES (continued)

At June 30, 2008, the Company had net operating loss carryforwards amounting to approximately $1.2 million and $5.7 million for U.S. and French tax purposes, respectively, that expire in various amounts from 2021 through 2027 in the U.S. and never expire in France.

The federal statutory tax rate reconciled to the effective tax rate for 2008 and 2007, respectively, is as follows:

	2008	2007
Tax at U.S statutory rate:	35.0%	35.0%
State tax rate, net of federal benefits	0.0	0.0
Foreign tax rate in excess of U.S. statutory
tax rate	0.0	0.0
Change in valuation allowance	(35.0)	(35.0)

Effective tax rate	0.0%	0.0%

NOTE 11 – LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.4 million under such lines of credit at June 30, 2008. The lines of credit bear interest at the EURIBOR rate plus 2.0% to 3.7% at June 30, 2008. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $6.7 million and inventories of approximately $5.1 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of June 30, 2008 was $0. The distribution is presently under bankruptcy proceedings. During August 2007, the distribution claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company has notified the distributor that it is in default under the amended distribution agreement and has terminated such agreement in May 2007.

Based on the review of certain information supplied by an agent for the distributor to the Company’s consultant on U.S. Food & Drug Administration matters, the Company believes that the distributor did not comply with its obligations under the amended distribution agreement. As a result of the distributor’s breach of its obligations to the Company, the Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor’s breach of its obligations under the amended distribution agreement. During November 2007, the Company filed proof of a claim in excess of $28.7 million against Medicor. The Company has provided for a provision for such claims aggregating $1.5 million at June 30, 2008, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 12 – STOCK OPTIONS

In July 2004, the Board of Directors adopted the Heritage Worldwide, Inc. 2004 Stock Option Plan (the “2004 Plan”). The Company intends to attract and retain employees and valuable contractors by allowing them an additional incentive to promote the financial success of the Company.

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

A summary of the activity during 2008 and 2007 of the Company’s stock option plan is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Terms	Value
Outstanding at July 1, 2006	1,125,000	$2.16

Granted	-	-
Exercised	-	-
Expired	(400,000)	2.20
Outstanding at June 30, 2007	725,000	2.14		$ -

Granted	40,000	0.45
Exercised	-
Expired	-
Canceled	(25,000)	0.55
Outstanding at June 30, 2008	740,000	$2.11	6.2	$ -

Vested and exercisable at June 30, 2007	-	$ -	-	$ -
Vested and exercisable at June 30, 2008	-	$ -	-	$ -

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 12 – STOCK OPTIONS (continued)

The weighted average remaining contractual life and weighted average exercise price of options outstanding at June 30, 2008 for selected exercise price ranges, is as follows:

Range of exercise	Number of options	Weighted average	Weighted average
prices		remaining contractual	exercised price
		term
$0.55	40,000	9.15	$0.55
$2.20	700,000	6.04	$2.20

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions: expected volatility rate: 44%, risk-free interest rate: 3.7%, expected term: 3 years

At the date of the issuance of the options, the Company’s common stock was publicly-traded for less than 18 months and it was thinly-traded. Accordingly, the Company estimated the expected volatility factor based upon the expected volatility of similar publicly-traded companies. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury constant maturities issues with remaining terms equivalent to the Company’s expected term. The expected term of the Company’s stock options was based on the expected term of services of the individuals who received the options.

NOTE 13 – CAPITALIZED LEASE OBLIGATIONS

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

Years Ending
June 30,
2009	$305,434
2010	199,215
2011	111,003
2012	13,506
2013	10,734
639,892
Less: imputed interest	(56,681)
583,211
Less: current portion	(278,379)
Long-term portion	$304,832

     HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during fiscal 2008 and 2007. Information about the Company's sales in different geographic locations for fiscal, 2008 and 2007 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

	Fiscal	Fiscal
	2008	2007
France	$3,008,617	$1,538,454
Outside of France	14,395,754	13,877,679
	$17,404,371	$15,416,133

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

NOTE 15 - LEGAL CONTINGENCIES

Kwartin Lawsuits

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against our subsidiary Poly Implant Protheses, S.A. (“PIP”), III Acquisition Corp. d/b/a PIP .America, PIP/USA, Inc., Jean-Claude Mas, our former CEO, personally, and others, in the Circuit Court of Miami-Dade County, Florida. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc., a distributor of PIP, suing derivatively on its behalf, and individually, and seeking to rescind various transactions between PIP .America and PIP, and seeking to impose liability against PIP and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP and the other defendants.

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004, the appellate court affirmed the trial court’s Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys’ fees is pending in the trial court, as is a motion to disqualify the Plaintiffs’ counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 03-22537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only.

On December 22, 2005 four of the five lawsuits were consolidated for pre-trial purposes. They are cases No.: 00-14665-CA-31, 03-15006-CA-31, 03-22399-CA-31 and 03-22537-CA-31, of those four cases three were transferred to the Complex Business Litigation Section 40 by Order dated December 29, 2006. The cases transferred were cases No.: 03-15006-CA-31, 03-22399-CA-31 and 0322537-CA-31.. A case Management Order was entered on March 20, 2007, which ordered the case to be tried by January 2009.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 15 - LEGAL CONTINGENCIES (continued) Rondoni et al v. PIP et al

In November of 2003, Jessica Fischer Schnebel and fifteen other women filed a Second Amended Consolidated Class Action Complaint against PIP, PIP/USA, Inc. and III Acquisition Corp. d/b/a PIP America in the Circuit Court of Cook County, Illinois. The Second Amended Consolidated Class Action Complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and a contract claim alleging third-party beneficiary status. On July 31, 2007, a Fourth Amended Complaint was filed by twelve women with Mary Rondoni as the lead plaintiff. The plaintiffs are no longer seeking class action status. PIP has denied all material allegations. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. The lawsuit no longer seeks class action status. Motions to dismiss filed by PIP and PIP .America remains pending and discovery is on-going. No trial date has been scheduled.

U.K. Lawsuits

In May 2006, the Company was sued in the Nottingham County Court by 28 plaintiffs under the "The Consumer Protection Act" of the United Kingdom. The plaintiffs alleged that the envelope surrounding their implants, obtained by their respective surgeons from PIP France, SA, were not resistant enough and could cause pain and inflammation when they leak.

In December 2006, the Company was sued in the London High Court by Ms Allison Allvey under the “The Consumer Protection Act” of the United Kingdom. The plaintiff alleged that the envelope surrounding her implants, obtained by her surgeon from PIP France, SA, was not resistant enough.

On July 31, 2008, the Company was notified that certain court orders from the Higher Court of Justice: London and the Nottingham County Court, respectively, in the matters of Allison Allvey v. PIP and Martignetti & Others v. PIP, required PIP to pay an aggregate of $2.3 million in damages to the plaintiffs and attorneys.

Any amount unpaid bears interest at 8% per annum.

On May 19, 2008, the Plaintiffs obtained a court order before the Superior Court of Toulon to enforce the payment upon PIP, including seizing the assets of PIP, if necessary. This was served to the Company on July 31, 2008. The Company filed a motion to dismiss this court order on September 2, 2008. A mediator will be appointed by the court and the Company will have approximately four months, or until December 2008 to either negotiate a settlement with the plaintiffs and attorneys or to pay. The Company does not have the financial resources to pay the plaintiffs and attorneys by December 2008 and will seek to negotiate an extension of the payment terms and/or a reduction of the obligations payable to the plaintiffs and attorneys.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2008 and 2007

NOTE 15 - LEGAL CONTINGENCIES (continued) Nancy Ewert et al v. PIP

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. PIP has responded to the complaint and asserted defenses. No trial has been set and discovery is active and ongoing.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP. America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from all claims, including those asserted above. The Company believes the costs associated with these matters will not have a material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $2.3 million on June 30, 2008 in connection with these matters.