Form 10-Q
period 2008-09-30
HERITAGE WORLDWIDE INC
filed 2008-11-14
CIK 1034682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [ ] Non-accelerated filer [ ] Accelerated filer [ ] Smaller reporting company [X]

The total number of shares of the issuers’ common stock, $.001 par value, outstanding at November 14, 2008 was 18,166,858.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in our 2008 Annual Report of Form 10-K, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2008	2008
	(Unaudited)	(1)
Current Assets:
Cash	$251,530	$274,537
Accounts receivable, net of allowance for doubtful accounts of $941,163 and $995,289 at September 30, 2008 and June 30, 2008, respectively and allowance for product returns
of $702,619 and $779,249 at September 30, 2008 and June 30, 2008, respectively	5,947,450	6,337,562
Inventories, net of allowance for obsolescence of $685,043 and $760,232
at September 30, 2008 and June 30, 2008, respectively	4,443,248	5,026,719
Prepaid expenses and other current assets	1,048,116	1,144,487

Total current assets	11,690,344	12,783,305

Property and equipment, net of accumulated depreciation of $5,011,194 and $5,299,479
at September 30, 2008 and June 30, 2008, respectively	1,715,697	2,036,642
Goodwill	1,263,303	1,380,778
Investment in SCI Lucas	770,438	826,421
Other assets	151,641	165,742

Total assets	$15,591,423	$17,192,888

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Lines of credit	$2,196,019	$2,424,627
Accounts payable and accrued expenses	8,852,707	9,014,825
Current portion of capitalized lease obligations	232,551	278,379
Convertible debentures, net of discount of $217,571 and $320,368
at September 30, 2008 and June 30, 2008, respectively	2,782,429	2,679,632
Convertible debentures and related accrued interest payable, net of discount
of $273 and $4,547-related party at September 30, 2008 and June 30, 2008, respectively	1,052,028	1,041,521
Current portion of long term debt	784,684	429,215
Reserve for product replacements	413,604	294,187

Total current liabilities	16,314,022	16,162,386

Capitalized lease obligations, net of current portion	237,367	304,832
Long term debt, net of current portion	487,794	988,276

Total liabilities	17,039,183	17,455,494

Minority interest	536,949	569,913

Stockholders' Deficit:
Common stock; $.001 par value, 50,000,000 shares authorized,
18,160,299 issued and 17,410,299 outstanding at September 30, 2008 and June 30, 2008, respectively	17,411	17,411
Additional paid-in capital	6,279,326	6,277,883
Accumulated other comprehensive income	3,427,190	3,698,820
Accumulated deficit	(11,708,636)	(10,826,633)

Total stockholders’ deficit	(1,984,709)	(832,519)

Total liabilities and stockholders’ deficit	$15,591,423	$17,192,888
(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three-month period ending
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$3,662,061	$4,969,299

Cost of revenues	2,171,393	2,400,316

Gross profit	1,490,668	2,568,983

Operating expenses:
Selling, general and administrative	1,944,770	2,386,637
Research and development	318,530	346,305

Total operating expenses	2,263,300	2,732,942

Operating loss	(772,632)	(163,959)

Other income (expenses):
Gain in equity investment	14,916	11,677
Interest expense	(157,251)	(161,034)

Total other expenses	(142,335)	(149,357)

Loss before minority interest	(914,967)	(313,316)

Minority interest	32,964	(4,988)

Net loss	(882,003)	(318,304)

Other comprehensive income, net of taxes
Foreign currency translation adjustment	271,630	562,562

Comprehensive (loss) income	$(610,373)	$244,258

Basic net loss per common share	$(0.05)	$(0.02)

Basic weighted average common
shares outstanding	17,410,299	17,410,299

Diluted net loss per share	$(0.05)	$(0.02)

Diluted weighted average common
shares outstanding	17,410,299	17,410,299
See Notes to Unaudited Consolidated Financial Statements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the three-month period ending
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(882,003)	$(318,304)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Interest expense related to debenture discount	-	116,426
Depreciation and amortization	268,863	229,698
Fair value of options	1,443	23,162
Provision for doubtful accounts	25,594	3,180
Provision for returns	(47,826)	(105,142)
Provision for obsolescence- inventory	(14,937)	16,769
Loss on equity investment	(9,919)	(11,677)
Minority interest	-	4,988
Change in operating assets and liabilities:
Accounts receivable	(127,383)	(982,646)
Inventories	201,647	476,001
Prepaid expenses and other current assets	82,990	(2,072)
Other assets	(75,929)	(43,361)
Provision for product replacements	145,543	(4,721)
Accrued interest on convertible debentures	6,233	2,521
Accounts payable and accrued expenses	554,284	(199,247)

Net cash provided by (used in) operating activities	128,600	(794,425)

Cash flows from investing activity:

Purchases of property and equipment	-	(39,041)

Net cash used in investing activities	-	(39,041)

Cash flows from financing activities:
(Decrease) increase in lines of credit	(36,232)	325,202
Proceeds from long term debt	17,291	534,096
Repayment of long term debt	(42,707)	(33,282)
Repayment of capitalized lease obligations	(68,122)	(76,712)

Net cash (used in) provided by financing activities	(129,770)	749,304

Effect of exchange rate changes on cash	(21,837)	(21,251)

Decrease in cash	(23,007)	(105,413)

Cash, beginning of period	274,537	200,058

Cash, end of period	$251,530	$94,645

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40,414	$39,004

Cash paid during the period for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed with
capitalized lease obligations	$-	$-
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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and United States subsidiaries for the three-month period ended September 30, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the June 30, 2008 annual report on Form 10-KSB. The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year ended June 30, 2009.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-month period ended September 30, 2008, the Company had a net loss of approximately $882,000. Furthermore, the Company has two convertible promissory notes amounting to $4,000,000 maturing within one year. One of the noteholders has indicated that they are not going to convert their promissory note of $3,000,000 into shares of the Company's stock. These conditions raise substantial doubt about its ability to continue as a going concern. In October 2008, the Company issued 756,559 shares of common stock to satisfy its obligations under convertible debentures amounting to $1,000,000.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2008, the allowance for doubtful accounts was approximately $941,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At September 30, 2008, the allowance for product returns was approximately $703,000.

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2008, the exchange rate for the Euros (EUR) was $1.45 U.S. for 1.00 EUR.

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company's goodwill at June 30, 2007 results from its 2002 acquisition of its Spanish subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at September 30, 2008 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At September 30, 2008, the Company believes that there has been no impairment of its long-lived assets.

Investment

The Company's investment is reported on the equity method of accounting. Under this method the initial investment is recorded at cost. Subsequently, the investment is increased or decreased to reflect the Company's share of income, losses and dividends paid.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 1,215,000 options outstanding at September 30, 2008. Additionally, the Company may have to issue up to 2,256,559 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during the three-month period ended September 30, 2008 are antidilutive.

	2008	2007
Numerator:
Net loss	$882,003	$318,304

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	17,410,299	17,410,299
Effect of dilutive employee stock options	-	-
Denominator for diluted earnings per share-
Weighted average shares outstanding	17,410,299	17,410,299

Basic earnings per share	$(0.05)	$(0.02)
Diluted earnings per share	$(0.05)	$(0.02)

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at September 30, 2008 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at September 30, 2008 based upon terms available for companies under similar arrangements.

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

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Allowance for Product Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its allowance for product returns to amount to approximately $702,000 at September 30, 2008. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

At September 30, 2008, the financial institution insured approximately $3.2 million of the Company's accounts receivables. One of the Company's customers accounted for 12% of its net accounts receivables at September 30, 2008.

Product Concentration Risk

Substantially all of the Company's revenues derive from the sale of breast implants.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Customers Concentration Risk

Two of the Company's customers accounted for 12% and 18% of its revenues during the three-month period ended September 30, 2008. Two of the Company's customers accounted for 25% and 10%, respectively, of its revenues during the three-month period ended September 30, 2007.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	September 30, 2008	June 30, 2008
Finished goods	$3,799,962	$4,288,873
Work-in-process	725,392	1,073,942
Raw materials	602,937	424,136
	5,128,291	5,786,951
Provision for obsolescence	(685,043)	(760,232)
	$4,443,248	$5,026,719

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consist of the following:

	September 30, 2008	June 30, 2008
Tenant improvements	$131,196	143,396
Machinery and equipment	5,873,657	6,407,872
Office equipment	279,931	301,634
Transportation equipment	196,481	214,752
Software	245,626	268,467
	6,726,891	7,336,121
Accumulated depreciation	(5,011,194)	(5,299,479)
Property and equipment, net	$1,715,697	$2,036,642

Depreciation expense amounted to approximately $162,000 and $230,000 during the three-month period ended September 30, 2008 and 2007, respectively.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENTS

At September 30, 2008, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $15,000 and $12,000 during the three-month period ended September 30, 2008 and 2007, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date.

The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $139,000 and $132,000 during the three-month period ended September 30, 2008 and 2007, respectively.

NOTE 7 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $4,000 to $526,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 3.95% to 6.6% per year at September 30, 2008, with due dates between February 2010 and August 2013. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

One of the notes payable issued in March 2008 and amounting to $156,000 is secured by certain equipment with a carrying value of $156,000 at September 30, 2008.

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

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

On September 9, 2005, Eurofortune Holding, S.A. ("Eurofortune"), an entity affiliated with the Company's former chief executive officer purchased three convertible debentures from HEM. Simultaneously, Eurofortune exchanged the three debentures for two convertible debentures issued by the Company each having an aggregate principal amount of $500,000. The outstanding principal amount and accrued interest at the rate of 1% per annum of the debentures is due and payable on October 9, 2008. The conversion prices of the debentures are fixed at $1.25 and $1.56. Additionally, the 10 million unrestricted free-trading shares of the Company's common stock held in escrow were returned to the treasury. In October 2008, the Company issued 756,559 shares of common stock to satisfy its obligations under convertible debentures amounting to $1,000,000.

The convertible debentures initially issued to HEM contain an embedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the three-month period ended September 30, 2008 and 2007, the amortization of the debt discount amounted to approximately $5,000 and $25,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements. Accrued interest associated with the convertible debentures amounted to approximately $52,000 at September 30, 2008.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During the three-month period ended September 30, 2008 and 2007, the amortization of the debt discount amounted to approximately $103,000 and $91,000, respectively, and has been included in interest expense in the accompanying financial statements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.2 million under such lines of credit at September 31, 2008. The lines of credit bear interest at the EURIBOR rate plus 2.0% to 3.7% at September 30, 2008. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $5.9 million and inventories of approximately $4.4 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of September 30, 2008 was $0. The distributor is presently under bankruptcy proceedings. During August 2007, the distributor claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company has notified the distributor that it is in default under the amended distribution agreement and terminated the agreement in May 2007.

Based on the review of certain information supplied by an agent for the distributor to the Company's consultant on U.S. Food & Drug Administration matters, the Company believes that the distributor did not comply with its obligations under the amended distribution agreement. As a result of the distributor's breach of its obligations to the Company, the Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. During November 2007, the Company filed proof of a claim in excess of $28.7 million against Medicor. The Company has provided for a provision for such claims aggregating $1.5 million at September 30, 2008, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

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

The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 2,000,000 shares. During July 2004, the Company issued 1,175,000 options. If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS (continued)

directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

During the three-month periods ended September 30, 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $1,400 and $23,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

As of September 30, 2008, the unrecognized compensation costs related to non-vested awards amounted to approximately $9,000, which will be recognized over the next 21 months.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the three-month periods ended September 30, 2008 and 2007. Information about the Company's sales in different geographic locations for the three-month periods ended September 30, 2008 and 2007, respectively is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

	Three-month period ended September 30,
	2008	2007
France	$575,423	$1,056,448
Outside of France	3,086,638	3,912,851
	$3,662,061	$4,969,299

Substantially all of the identifiable operating assets and liabilities of the Company are within France.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEGAL CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Heritage Worldwide, Inc. (the “Company” or “we”) and its subsidiaries develop, manufacture, and market breast implants worldwide. We ceased making sales in the U.S. market in May 2000, as a result of changes in FDA regulations. At that time, the U.S. market represented approximately $4 million, or 40% of our revenues.

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

A summary of significant accounting policies is provided in Note 3 to our consolidated financial statements included in the 2008 Form 10-K filed on September 29, 2008. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the third quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Prior to the adoption of SFAS No. 123R, the Company did not recognize any tax benefits from deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, because no options have ever been exercised. SFAS No. 123R requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows.

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

Inventories. Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions

Goodwill. At September 30, 2008, we had approximately $1.3 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There was no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

			Increase/	Increase/
	For the three month period ending		(Decrease)	(Decrease)
	September 30,		2008 vs 2007	2008 vs 2007
	2008	2007	$	%

Revenues	$3,662,061	$4,969,299	$(1,307,238)	-26.3%

Cost of revenues	2,171,393	2,400,316	(228,923)	-9.5%

Gross margin	1,490,668	2,568,983	(1,078,315)	-42.0%

Operating expenses:
Selling, general and administrative	1,944,770	2,386,637	(441,867)	-18.5%
Research and development	318,530	346,305	(27,775)	-8.0%

Total operating expenses	2,263,300	2,732,942	(469,642)	-17.2%

Loss before other expenses and
Operating (loss) income	(772,632)	(163,959)	(608,673)	371.2%

Other expenses:
Gain in equity investment	14,916	11,677	3,239	27.7%
Interest expense	(157,251)	(161,034)	3,783	-2.3%

Total other expenses	(142,335)	(149,357)	7,022	-4.7%

(Loss) income before minority interest	(914,967)	(313,316)	(601,651)	NM

Minority interest	32,964	(4,988)	37,952	-760.9%

Net (loss) income	$(882,003)	$(318,304)	$(563,699)	NM

NM: not meaningful

Three months Ended September 30, 2008 Compared with Three months Ended September 30, 2007

Revenues

Revenues consist primarily of the sale of breast implants and other body support products. The decrease in revenues during the three-month period ended September 30, 2008 when compared to the prior year period is primarily attributable to decreased volume of breast implants sold to distributors in Latin America and in Europe.

Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants. The decrease in costs of revenues during the three-month period ended September 30, 2008 is primarily attributable to an decrease in volume of product sold, offset by an increase in direct costs which are incurred in Euros. The Euro exchange rate increased by 8% during the three-month period ending September 30, 2008 when compare to the prior year period.

Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products, general and administrative staff used to support our operations, as well as facilities-related expenses, professional fees and provision for bad debts. The decrease in selling, general and administrative expenses during the three-month period ended September 30, 2008 when compared to the prior year comparable period is primarily attributable to the following factors:

•
Decreased professional and legal fees related to certain corporate activities as well as legal fees incurred in connection with legal proceedings in the United Kingdom during the three-month period ended September 30, 2007. Such corporate activities and legal proceedings did not occur during the three-month period ended September 30, 2008.

•	Decreased sales and marketing expenses associated with the development of new distribution channels outside of France in an effort to reduce such costs.
•
Higher local currency rate. A substantial portion of our sales, general, and administrative expenses are incurred in Euros, which appreciated by approximately 8% during the three-month period ended September 30, 2008 when compared to the prior year period.

Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines. The decrease in research and development expenses during the three-month period ended September 30, 2008 is primarily due to a reduction of personnel used in connection with the development of new products and the enhancement of existing products.

Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt. The interest expense during the three-month period ended September 30, 2008 is at comparable level to those incurred during the prior year period.

Liquidity and Capital Resources

At September 30, 2008, our cash amounted to approximately $252,000 and our working deficit amounted to approximately $4,624,000.

During the three-month period ended September 30, 2008, our operating activities provided cash amounting to approximately $129,000. Our cash provided by operating activities was comprised of our net loss of approximately $882,000 adjusted for the following:

•	Depreciation and amortization of approximately $269,000;
•	Provision for obsolescence inventory of approximately $15,000;
•	Provision for doubtful accounts of approximately $26,000; and
•	Provision for returns of approximately $48,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $127,000;
•	Decrease in inventory of approximately $202,000;
•	Decrease in prepaid assets and other current assets of $83,000;
•	Increase in current other assets of approximately $76,000;
•	Increase in provision for product replacements of approximately $146,000; and
•	Increase in accounts payable and accrued expenses of approximately $554,000.

During the three-month period ended September 30, 2008, we used cash in our financing activities of approximately $130,000, which primarily consisted of proceeds from issuance of long-term debt amounting to approximately $17,000, offset by the repayment of long-term debt of approximately $43,000, repayment of capitalized lease obligations of approximately $68,000, and a decrease in the use of our lines of credit by approximately $36,000.

During the three-month period ended September 30, 2007, we used cash in operating activities amounting to approximately $794,000. Our cash used in operating activities was comprised of our net loss of approximately $318,000 adjusted for the following:

•	Debt discount of approximately $116,000;
•	Depreciation and amortization of approximately $230,000;
•	Fair value of options of approximately $23,000; and
•	Provision for returns of approximately $105,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

•	Increase in accounts receivable of approximately $983,000 due to increased revenues during the three-month period ended September 30, 2007;
•	Decrease in inventories of approximately $476,000 due to increased revenues during the three-month period ended September 30, 2007;
•	Increase in current other assets of approximately $43,000;
•	Decrease in accounts payable and accrued expenses of approximately $199,000;

During the three-month period ended September 30, 2007, we purchased property and equipment of approximately $39,000.

During the three-month period ended September 30, 2007, we generated cash from financing activities of approximately $749,000, which primarily consisted of the proceeds from issuance of long-term debt amounting to approximately $534,000 and a higher usage of our lines of credit of approximately $325,000, offset by the repayment of long-term debt and capitalized lease obligations of approximately $33,000 and $77,000.

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

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (“Evaluation Date”). Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the Evaluation Date, our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the period covered by this report.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350. Filed Herewith .Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350. Filed Herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE WORLDWIDE, INC. (Registrant)

Date: November 14, 2008	By:	/s/ Jean Claude Mas
Jean Claude Mas Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Claude Couty
Claude Couty Chief Financial Officer and General Manager (Principal Financial and Accounting Officer)