Form 10-Q
period 2008-12-31
HERITAGE WORLDWIDE INC
filed 2009-02-23
CIK 1034682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The total number of shares of the issuers’ common stock, $.001 par value, outstanding at February 16, 2009 was 18,160,299.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To  the  extent  that the information presented in this Quarterly Report on Form  10-Q  for  the  quarter  ended  December 31, 2008  discusses financial projections,  information  or  expectations  about  our  products or markets, or otherwise  makes  statements  about  future  events,  such  statements  are forward-looking.  Although we believe that the expectations reflected in these forward-looking  statements  are  based  on  reasonable assumptions, there are a number  of  risks  and  uncertainties  that could cause actual results to differ materially  from  such forward-looking statements. These risks and uncertainties are described, among other places in our 2008 Annual Report of Form 10-K, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(1)
Current Assets:
Cash	$159,284	$274,537
Accounts receivable, net of allowance for doubtful accounts of $925,136 and $995,289 at December 31, 2008 and June 30, 2008, respectively and allowance for product returns
of $784,734 and $779,249 at December 31, 2008 and June 30, 2008, respectively	5,373,575	6,337,562
Inventories, net of allowance for obsolescence of $815,548 and $760,232
at December 31, 2008 and June 30, 2008, respectively	3,850,760	5,026,719
Prepaid expenses and other current assets	839,797	1,144,487

Total current assets	10,223,416	12,783,305

Property and equipment, net of accumulated depreciation of $5,045,055 and $5,299,479
at December 31, 2008 and June 30, 2008, respectively	1,542,576	2,036,642
Goodwill	1,232,678	1,380,778
Investment in SCI Lucas	755,567	826,421
Other assets	155,345	165,742

Total assets	$13,909,582	$17,192,888

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Lines of credit	$2,222,894	$2,424,627
Accounts payable and accrued expenses	7,805,240	9,014,825
Current portion of capitalized lease obligations	205,307	278,379
Convertible debentures, net of discount of $110,558 and $320,368
at December 31, 2008 and June 30, 2008, respectively	2,889,442	2,679,632
Convertible debentures and related accrued interest payable, net of discount
of $4,547-related party at June 30, 2008	-	1,041,521
Current portion of long term debt	497,686	429,215
Reserve for product replacements	403,577	294,187

Total current liabilities	14,024,146	16,162,386

Capitalized lease obligations, net of current portion	191,089	304,832
Long term debt, net of current portion	650,764	988,276

Total liabilities	14,865,999	17,455,494

Minority interest	505,638	569,913

Stockholders' Deficit:
Common stock; $.001 par value, 50,000,000 shares authorized,
18,160,299 issued and 17,410,299 outstanding at December 31, 2008 and June 30, 2008, respectively	18,168	17,411
Additional paid-in capital	7,330,040	6,277,883
Accumulated other comprehensive income	3,263,537	3,698,820
Accumulated deficit	(12,073,800)	(10,826,633)

Total stockholders’ deficit	(1,462,055)	(832,519)

Total liabilities and stockholders’ deficit	$13,909,582	$17,192,888

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ending		For the six-month period ending
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,708,598	$4,434,849	$7,370,659	$9,404,148

Cost of revenues	1,961,943	1,741,388	4,133,336	4,141,704

Gross profit	1,746,655	2,693,461	3,237,323	5,262,444

Operating expenses:
Selling, general and administrative	1,802,391	2,589,498	3,747,161	4,976,135
Research and development	196,206	324,311	514,736	670,616

Total operating expenses	1,998,597	2,913,809	4,261,897	5,646,751

Operating loss	(251,942)	(220,348)	(1,024,574)	(384,307)

Other income (expenses):
Gain in equity investment	2,799	(2,213)	17,715	9,464
Interest expense	(147,332)	(149,977)	(304,583)	(311,011)

Total other income (expenses)	(144,533)	(152,190)	(286,868)	(301,547)

Loss before minority interest	(396,475)	(372,538)	(1,311,442)	(685,854)

Minority interest	31,311	4,139	64,275	(849)

Net loss	$(365,164)	$(368,399)	$(1,247,167)	$(686,703)

Other comprehensive income, net of taxes
Foreign currency translation adjustment	(706,913)	363,285	(435,283)	925,847

Comprehensive loss	$(1,072,077)	$(5,114)	$(1,682,450)	$239,144

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.07)	$(0.04)

Basic and diluted weighted average common
shares outstanding	18,117,620	17,410,299	17,765,892	17,410,299

See Notes to Unaudited Consolidated Financial Statements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month period ending
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,247,167)	$(686,703)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Interest expense related to debenture discount	214,357	225,063
Depreciation and amortization	339,009	624,286
Fair value of options	2,886	46,324
Provision for doubtful accounts	36,537	(23,046)
Provision for returns	88,892	(130,035)
Provision for obsolescence- inventory	136,582	9,050
Gain on equity investment	(17,715)	(9,464)
Minority interest	(64,275)	849
Change in operating assets and liabilities:
Accounts receivable	158,138	461,763
Inventories	498,841	(35,769)
Prepaid expenses and other current assets	172,104	(53,962)
Other assets	3,223	(58,542)
Provision for product replacements	140,657	(7,381)
Accrued interest on convertible debentures	3,960	5,041
Accounts payable and accrued expenses	(364,652)	(126,879)

Net cash provided by operating activities	101,377	240,595

Cash flows from investing activity:

Purchases of property and equipment	(63,984)	(292,494)

Net cash used in investing activities	(63,984)	(292,494)

Cash flows from financing activities:
(Decrease) increase in lines of credit	58,240	(258,730)
Proceeds from long term debt	22,887	542,120
Repayment of long term debt	(139,403)	(160,862)
Repayment of capitalized lease obligations	(123,997)	(151,253)

Net cash used in financing activities	(182,273)	(28,725)

Effect of exchange rate changes on cash	29,627	(33,836)

Decrease in cash	(115,253)	(114,460)

Cash, beginning of period	274,537	200,058

Cash, end of period	$159,284	$85,598

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40,414	$74,292

Cash paid during the period for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment financed with
capitalized lease obligations	$-	$-

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

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements present the results of operations of the Company's French ("PIP France"), Spanish ("PIP Spain"), and United States subsidiaries for the six-month period ended December 31, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month period ended December 31, 2008, the Company had a net loss of approximately $1.2 million but it did provide cash from operating activities of approximately $100,000. Furthermore, the Company has one convertible promissory note amounting to $3,000,000 maturing within one year. The note holder has indicated that they are not going to convert their promissory note of $3,000,000 into shares of the Company's stock, but that they are willing to consider alternative terms to the existing $3 million convertible promissory note which could include the extension of the maturity date.  These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, the Company's current operations are not an adequate source of cash to fund future operations and the Company does not have sufficient unused lines of credit to repay the convertible promissory notes. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to negotiate with the current $3,000,000 noteholder and extend the maturity of this note.  The Company plans to increase its revenues and/ or to reduce its expenses, and to extend its payment terms with some of its vendors, if necessary, and provide for its capital requirements through our lines of credit, however, there are no firm commitments from any third party to provide such revenues or financing and the Company cannot assure that it will be successful in obtaining such commitments as needed. Finally, at December 31, 2008, the Company has approximately $1.2 million of unused credit facility with different financial institutions that it may us to fund some of

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

its operations.  The Company will attempt to extend the maturity of the $3,000,000 convertible promissory note which would satisfy its obligations under the convertible promissory notes and, to a lesser extent, satisfy its obligations related to our operations. There are no assurances that the Company will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2008, the allowance for doubtful accounts was approximately $925,000. Additionally, the Company has established an allowance for product returns based upon factors pertaining to historical trends, including, among other things, recent and historical return rates for both specific products and distributors, the impact of any new product releases in a new jurisdiction and projected economic conditions. At December 31, 2008, the allowance for product returns was approximately $785,000.

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

Foreign Currency Translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues, expenses and cash flows are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2008, the exchange rate for the Euros (EUR) was $1.41 U.S. for 1.00 EUR.

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

The Company's goodwill at December 31, 2008 results from its 2002 acquisition of its Spanish subsidiary. Management has established that based on future cash flows generated from its Spanish operations, the Company's goodwill at December 31, 2008 is not impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At December 31, 2008, the Company believes that there has been no impairment of its long-lived assets.

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

Under SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing the net income for the year by the weighted average number of common shares and common share equivalents outstanding during the year. The Company has 765,000 options outstanding at December 31, 2008. Additionally, the Company may have to issue up to 2,256,559 shares upon conversion of certain convertible debentures. All common stock equivalents outstanding during the six-month period ended December 31, 2008 and 2007 are antidilutive.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, lines of credit and accounts payable and accrued expenses approximate fair value at December 31, 2008 because of the relatively short maturity of the instruments. The carrying value of capitalized lease obligations, long-term debt, and convertible debentures approximate fair value at December 31, 2008 based upon terms available for companies under similar arrangements.

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

Allowance for Product Returns

In the normal course of business, the Company does not provide stock-balancing or price protection rights to its distributors; however, on a non-recurring basis, it has historically accepted product returns. The Company estimates its allowance for product returns to amount to approximately $785,000 at December 31, 2008. Management establishes provisions for estimated returns concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific distributors and projected economic conditions.

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

At December 31, 2008, the financial institution insured approximately $2.8 million of the Company's accounts receivables. One of the Company's customers accounted for 12% of its net accounts receivables at December 31, 2008.

Product Concentration Risk

Substantially all of the Company's revenues derive from the sale of breast implants.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customers Concentration Risk

One of the Company's customers accounted for 14% of its revenues during the six-month period ended December 31, 2008. Two of the Company's customers accounted for 25% and 10%, respectively, of its revenues during the six-month period ended December 31, 2007.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	December 31, 2008	June 30, 2008
Finished goods	$3,732,116	$4,288,873
Work-in-process	498,168	1,073,942
Raw materials	436,024	424,136
	4,666,308	5,786,951
Provision for obsolescence	(815,548)	(760,232)
	$3,850,760	$5,026,719

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation consist of the following:

	December 31, 2008	June 30, 2008
Tenant improvements	$132,822	143,396
Machinery and equipment	5,750,145	6,407,872
Office equipment	273,273	301,634
Transportation equipment	191,718	214,752
Software	239,672	268,467
	6,587,631	7,336,121
Accumulated depreciation	(5,045,055)	(5,299,479)
Property and equipment, net	$1,542,576	$2,036,642

Depreciation expense amounted to approximately $339,000 and $625,000 during the six-month period ended December 31, 2008 and 2007, respectively.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENTS

At December 31, 2008, the Company has a 38.05% investment in SCI Lucas, a related French real estate company. The equity in income of the investee amounted to approximately $18,000 and $9,000 during the six-month period ended December 31, 2008 and 2007, respectively. SCI Lucas leases its facilities to the Company, which is the sole tenant. The leases expire in November 2009. The leases are renewable automatically unless the Company cancels the leases nine months prior to the renewal date.

The Company incurred rental expense and paid rent to SCI Lucas in amounts aggregating approximately $157,000 and $132,000 during the six-month period ended December 31, 2008 and 2007, respectively.

NOTE 7 - LONG TERM DEBT

The Company's long term debt consists of various notes payable with outstanding principal amounts ranging from approximately $3,000 to $472,000, with variable interest rates, based on the EURIBOR plus 1.6% to 2.5%, ranging from 3.95% to 6.6% per year at December 31, 2008, with due dates between February 2010 and August 2013. In addition, the Company has received non-interest bearing advances from ANVAR, an agency of the French government, which finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the Company will not have to repay some or all of the advances. The Company is currently unable to determine whether the research associated with the advance will result in a commercially feasible product and does not anticipate knowing the outcome of such research efforts in the foreseeable future. Accordingly, the Company includes the advances in the long-term portion of its debt.

One of the notes payable issued in March 2008 and amounting to $134,000 is secured by certain equipment with a carrying value of $134,000 at December 31, 2008.

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

The convertible debentures initially issued to HEM contain an embedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture issuance date. The value was computed as $1,000,000, which will be amortized over the respective term of the debentures. During the six-month period ended December 31, 2008 and 2007, the amortization of the debt discount amounted to approximately $5,000 and $25,000, respectively, and has been included in interest expense in the accompanying consolidated financial statements.

The Company issued 756,669 shares of its common stock to satisfy its obligations under this convertible notes during October 2008.

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

The difference between the face amount of the Debenture and the proceeds generated from the shares received in exchange of the Debentures amounted to approximately $1,580,000 and has been recorded as a debt discount. Such debt discount is amortized over the term of the Debenture. During the six-month period ended December 31, 2008 and 2007, the amortization of the debt discount amounted to approximately $210,000 and $200,000, respectively, and has been included in interest expense in the accompanying financial statements.

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LINES OF CREDIT

The Company entered into lines of credit agreements with two financial institutions up to the aggregate amount of approximately $5.0 million. The Company has used approximately $2.2 million under such lines of credit at December 31, 2008. The lines of credit bear interest at the EURIBOR rate plus 2.0% to 3.7% at December 31, 2008. The outstanding principal balance plus any interest is payable on demand and is secured by accounts receivables of approximately $5.4 million and inventories of approximately $3.9 million.

Effective March 31, 2004, concurrent with an amended distribution agreement, the Company issued to a distributor a revolving promissory note for certain sums to come due to Medicor based on Medicor's and the manufacturer's administration of product replacement claims. The note bears interest at the rate of 6.75% per annum. The principal amount under the note as of December 31, 2008 was $0. The distributor is presently under bankruptcy proceedings. During August 2007, the distributor claimed that the Company owes $4.8 million under the promissory note. The Company disputes that it presently owes the distributor the $4.8 million claimed to be due under the amended distribution agreement and has sought substantiation for such amount by requesting information from the distributor. To date, the distributor has not provided the information requested. The Company has notified the distributor that it is in default under the amended distribution agreement and terminated the agreement in May 2007.

Based on the review of certain information supplied by an agent for the distributor to the Company's consultant on U.S. Food & Drug Administration matters, the Company believes that the distributor did not comply with its obligations under the amended distribution agreement. As a result of the distributor's breach of its obligations to the Company, the Company believes that it has incurred significant damages in excess of the $4.8 million claimed to be due to the distributor because of the distributor's breach of its obligations under the amended distribution agreement. During November 2007, the Company filed proof of a claim in excess of $28.7 million against Medicor. The Company has provided for a provision for such claims aggregating $1.5 million at December 31, 2008, as reflected in accounts payable and accrued expenses in the accompanying balance sheet.

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

During the six-month periods ended December 31, 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $3,000 and $46,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in selling, general and administrative expenses.

As of December 31, 2008, the unrecognized compensation costs related to non-vested awards amounted to approximately $8,000, which will be recognized over the next 17 months.

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one single segment, breast implants and analyzes its revenues as derived from two geographic locations: France and the rest of the world. The Company did not have revenues from the U.S. during the six-month periods ended December 31, 2008 and 2007. Information about the Company's sales in different geographic locations for the six-month periods ended December 31, 2008 and 2007, respectively is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information."

	Six-month period ended December 31,
	2008	2007
France	$1,175,690	$1,142,585
Outside of France	6,194,969	8,261,563
	$7,370,659	$9,404,148

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

On May 19, 2008, the Plaintiffs obtained a court order before the Superior Court of Toulon to enforce the payment upon PIP, including seizing the assets of PIP, if necessary. This was served to the Company on July 31, 2008. The Company filed a motion to dismiss this court order on September 2, 2008. A mediator has been appointed by the court and the Company will have approximately one year, or until November 2009 to either negotiate a settlement with the plaintiffs and attorneys or to pay. The Company does not have the financial resources to pay the plaintiffs and attorneys by November 2009 and will seek to negotiate an extension of the payment terms and/or a reduction of the obligations payable to the plaintiffs and attorneys.

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

Initially, two cases were filed: one in October of 1999 by Saul and Ruth Kwartin and assigned Case No. 99-25227-CA-01 and one in June of 2000 by Steven Kwartin and assigned Case No. 00-14665-CA-01. Case No. 99-25227 was voluntarily dismissed by the Plaintiffs, who then unsuccessfully tried to withdraw their dismissal. The Plaintiffs then appealed. In May of 2004,

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEGAL CONTINGENCIES (continued)

the appellate court affirmed the trial court’s Order approving the voluntary dismissal. A motion by PIP/USA and Mr. Mas to recover their attorneys’ fees is pending in the trial court, as is a motion to disqualify the Plaintiffs’ counsel in that lawsuit. Case No. 00-14665-CA-01 by Steven Kwartin remains pending. In June of 2003, Robert and Nina Kwartin commenced a lawsuit assigned Case No. 03-15006. That lawsuit remains pending. In September of 2003, Saul and Ruth Kwartin filed another lawsuit assigned Case No. 03-22537-CA-27, alleging similar claims to those included in the dismissed case. Within a day or two of that lawsuit, Steven Kwartin filed his second lawsuit assigned Case No. 03-22399-CA-15, against Mr. Mas and Donald McGhan only.

On December 22, 2005 four of the five lawsuits were consolidated for pre-trial purposes. They are cases No.: 00-14665-CA-31, 03-15006-CA-31, 03-22399-CA-31 and 03-22537-CA-31, of those four cases three were transferred to the Complex Business Litigation Section 40 by Order dated December 29, 2006. The cases transferred were cases No.: 03-15006-CA-31, 03-22399-CA-31 and 0322537-CA-31..  A case Management Order was entered on March 20, 2007, which ordered the case to be tried by May 2009.

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

Nancy Ewert et al v. PIP

In February of 2008, PIP was served with a Complaint filed in federal court in Houston, Texas by seven women alleging product liability related claims. The lead plaintiff is named Nancy Ewert. The case was dismissed for lack of jurisdiction.  The plaintiffs have re-filed their cases but PIP has not been served yet.

Though it is not yet possible to predict the outcome of any of the cases described above, the Company and its subsidiaries, as applicable, have denied plaintiffs' allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class in the Illinois Schnebel lawsuit, which is the only remaining putative class action.

III Acquisition Corp. d/b/a PIP. America claims indemnification from PIP/USA, Inc., Poly Implants Protheses, S.A., and Jean-Claude Mas, personally, from all claims, including those asserted above. The Company believes the costs associated with these matters will not have a

HERITAGE WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEGAL CONTINGENCIES (continued)

material adverse impact on the Company's business, results of operations or financial position. The Company has recorded a provision of approximately $2.3 million at December 31, 2008 in connection with these matters.

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

We are in the process of developing new products.  We expect to introduce a new product line of breast implants which is based on titanium coating.  We are completing the planning phase of our Australian clinical trials and anticipate that we will market such breast implants in the Australia within 24 months, although this date may be extended subject to the results of our clinical trials. We believe that the costs of monitoring the clinical trials will be approximately $200,000 over the remaining period.  We will continue to invest in research and development to enhance and introduce new and existing products.  To meet these operational costs, we depend upon equity financings, collaborations, and proceeds from short and long-term debt.

SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

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

Goodwill. At December 31, 2008, we had approximately $1.3 million in indefinite lived goodwill related to our acquisition of our subsidiary in Spain. We evaluate goodwill based on the future contributing margins of such subsidiary. We use judgment in assessing goodwill for impairment. Goodwill is reviewed for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. In accordance with SFAS No. 142, we completed the required impairment tests of goodwill at the date of adoption and annually as required. There was no impairment charges recorded as a result of the adoption of SFAS No. 142 or annual impairment tests. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	For the three month period ending		(Decrease)	(Decrease)	For the six month period ending		(Decrease)	(Decrease)
	December 31,		2009 vs 2008	2009 vs 2008	December 31,		2009 vs 2008	2009 vs 2008
	2008	2007	$	%	2008	2007	$	%

Revenues	$3,708,598	$4,434,849	$(726,251)	-16.4%	$7,370,659	$9,404,148	$(2,033,489)	-21.6%

Cost of revenues	1,961,943	1,741,388	220,555	12.7%	4,133,336	4,141,704	(8,368)	-0.2%

Gross margin	1,746,655	2,693,461	(946,806)	-35.2%	3,237,323	5,262,444	(2,025,121)	-38.5%

Operating expenses:
Selling, general and administrative	1,802,391	2,589,498	(787,107)	-30.4%	3,747,161	4,976,135	(1,228,974)	-24.7%
Research and development	196,206	324,311	(128,105)	-39.5%	514,736	670,616	(155,880)	-23.2%

Total operating expenses	1,998,597	2,913,809	(915,212)	-31.4%	4,261,897	5,646,751	(1,384,854)	-24.5%

Loss before other expenses and
Operating (loss)	(251,942)	(220,348)	31,594	-14.3%	(1,024,574)	(384,307)	640,267	166.6%

Other expenses:
Gain in equity investment	2,799	(2,213)	5,012	NM	17,715	9,464	8,251	87.2%
Interest expense	(147,332)	(149,977)	(2,645)	-1.8%	(304,583)	(311,011)	(6,428)	-2.1%

Total other expenses	(144,533)	(152,190)	(7,657)	-5.0%	(286,868)	(301,547)	14,679	4.9%

Loss before minority interest	(396,475)	(372,538)	23,937	6.4%	(1,311,442)	(685,854)	625,588	91.2%

Minority interest	31,311	4,139	27,172	656.5%	64,275	(849)	65,124	NM
	-	-
Net loss	$(365,164)	$(368,399)	(3,235)	-0.9%	$(1,247,167)	$(686,703)	$(560,464)	-81.6%

NM: not meaningful

Three and Six Months Ended December 31, 2008 Compared with Three and Six Months Ended December 31, 2007

Revenues

Revenues consist primarily of the sale of breast implants and other body support products.  The decrease in revenues during the three-month and six-month periods ended December 31, 2008 when compared to the prior year periods is primarily attributable to decreased volume of breast implants sold to distributors in Latin America and in Europe.

Cost of Revenues

Cost of revenues consists primarily of materials and direct labor expenses associated with the production of breast implants.  The decrease in costs of revenues during the three-month period ended December 31, 2008 is primarily attributable to an increase in the allowance for inventory of titanium breast implants during the three-month period ended December 31, 2008 when compared to the prior year period.

Selling and General Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits of sales representatives which market our products, general and administrative staff used to support our operations, as well as facilities-related expenses, professional fees and provision for bad debts.  The decrease in selling, general and administrative expenses during the three-month period ended December 31, 2008 when compared to the prior year comparable period is primarily attributable to the following factors:

•
Decreased professional and legal fees related to certain corporate activities as well as legal fees incurred in connection with legal proceedings in the United Kingdom during the three-month and six-month periods ended December 31, 2007.  Such corporate activities and legal proceedings did not occur during the three-month and six-month periods ended December 31, 2008.

•	Decreased sales and marketing expenses associated with the development of new distribution channels outside of France in an effort to reduce such costs.

Research and Development

Research and development expenses primarily consist of compensation and related benefits of personnel associated with the development and introduction of existing and future product lines.  The decrease in research and development expenses during the three-month and six-month periods ended December 31, 2008 is primarily due to a reduction of personnel used in connection with the development of new products and the enhancement of existing products.

Interest Expense

Interest expense consists primarily of amortization of debt discount associated with the issuance of convertible debentures and interest expense associated with our lines of credit and other long-term debt.   The interest expense during the three-month and six-month periods ended December 31, 2008 is at comparable level to those incurred during the prior year periods.

Liquidity and Capital Resources

At December 31, 2008, our cash amounted to approximately $159,000 and our working deficit amounted to approximately $3.8 million.

During the six-month period ended December 31, 2008, our operating activities provided cash amounting to approximately $101,000. Our cash provided by operating activities was comprised of our net loss of approximately $1.2 million adjusted for the following:

•	Depreciation and amortization of approximately $339,000;
•	Provision for obsolescence inventory of approximately $137,000;
•	Interest expense related to debt discount of $214,000; and
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Decrease in accounts receivable of approximately $158,000 due to lower revenues;
•	Decrease in inventory of approximately $498,000 due to decreased manufacturing of breast implants in anticipation of lower demand;
•	Decrease in prepaid assets and other current assets of $172,000, due to a decrease in VAT receivable from the government;
•	Increase in provision for product replacements of approximately $140,000; and
•	Decrease in accounts payable and accrued expenses of approximately $364,000, due to the lower level of expenses incurred by the Company.

During the six-month period ended December 31, 2008, we used cash in our financing activities of approximately $182,000, which primarily consisted of proceeds from issuance of long-term debt amounting to approximately $22,887, offset by the repayment of long-term debt of approximately $139,000, repayment of capitalized lease obligations of approximately $123,000, and an increase in the use of our lines of credit by approximately $58,000.

During the six-month period ended December 31, 2007, we generated cash from our operating activities amounting to approximately $241,000. Our cash used in operating activities was comprised of our net loss of approximately $687,000 adjusted for the following:

•	Debt discount of approximately $225,000;
•	Depreciation and amortization of approximately $624,000;
•	Fair value of options of approximately $46,000;
•	Provision for doubtful accounts of approximately $23,000; and
•	Provision for returns of approximately $130,000;
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Decrease in accounts receivable of approximately $462,000 due to larger collection efforts implemented in the second quarter of fiscal 2008; and
•	Decrease in accounts payable and accrued expenses of approximately $127,000;

During the six-month period ended December 31, 2007, we purchased property and equipment of approximately $292,000.

During the six-month period ended December 31, 2007, we used cash in financing activities of approximately $29,000, which primarily consisted of the proceeds from issuance of long-term debt amounting to approximately $542,000, offset by the decrease in lines of credit, the repayment of long-term debt, and capitalized lease obligations of approximately $259,000, $161,000 and $151,000.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-month period ended December 31, 2008, the Company had a net loss of approximately $1.2 million but it did provide cash from operating activities of approximately $100,000.  Furthermore, the Company has one convertible promissory note amounting to $3,000,000 maturing within one year. The note holder has indicated that they are not going to convert their promissory note of $3,000,000 into shares of the Company's stock, but that they are willing to consider alternative terms to the existing $3 million convertible promissory note which could include the extension of the maturity date. These conditions raise substantial doubt about its ability to continue as a going concern.

As a result, the Company's current operations are not an adequate source of cash to fund future operations and the Company does not have sufficient unused lines of credit to repay the convertible promissory notes. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to negotiate with the current $3,000,000 noteholder and extend the maturity of this note.  The Company plans to increase its revenues and/ or to reduce its expenses, and to extend its payment terms with some of its vendors, if necessary, and provide for its capital requirements through our lines of credit, however, there are no firm commitments from any third party to provide such revenues or financing and the Company cannot assure that it will be successful in obtaining such commitments as needed. Finally, at December 31, 2008, the Company has approximately $1.2 million of unused credit facility with different financial institutions that it may us to fund some of its operations.  The Company will attempt to extend the maturity of the $3,000,000 convertible promissory note which would satisfy its obligations under the convertible promissory notes and, to a lesser extent, satisfy its obligations related to our operations. There are no assurances that the Company will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

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

ITEM 3.     CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (“Evaluation Date”).  Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the Evaluation Date, our controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the period covered by this report.

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

On May 19, 2008, the Plaintiffs obtained a court order before the Superior Court of Toulon to enforce the payment upon PIP, including seizing the assets of PIP, if necessary. This was served to the Company on July 31, 2008. The Company filed a motion to dismiss this court order on September 2, 2008. A mediator will be appointed by the court and the Company will have approximately one year, or until November 2009 to either negotiate a settlement with the plaintiffs and attorneys or to pay. The Company does not have the financial resources to pay the plaintiffs and attorneys by November 2009 and will seek to negotiate an extension of the payment terms and/or a reduction of the obligations payable to the plaintiffs and attorneys.

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

HERITAGE WORLDWIDE, INC. (Registrant)

Date: February 23, 2009	By:	/s/ Jean Claude Mas
Jean Claude Mas Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Claude Couty
Claude Couty Chief Financial Officer and General Manager (Principal Financial and Accounting Officer)